Form 10-Q
period 2025-03-31
Avidia Bancorp, Inc.
filed 2025-06-27
CIK 2058758

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-285815

Avidia Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-4239888
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

42 Main Street, Hudson, Massachusetts	01749
(Address of Principal Executive Offices)	(Zip Code)

(800) 508-2265

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

There were -0- shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 27, 2025.

Avidia Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Avidia Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 28, 2025, to serve as the bank holding company for Avidia Bank upon the consummation of the conversion of Assabet Valley Bancorp, the mutual holding company and sole stockholder of Avidia Bank, from the mutual form of organization to the stock form of organization. As of March 31, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report relate to Assabet Valley Bancorp.

The unaudited consolidated financial statements and other financial information contained in this report should be read in conjunction with the audited consolidated financial statements, and related notes, of Assabet Valley Bancorp as of and for each of the years ended December 31, 2024 and 2023, contained in the Company’s definitive prospectus dated May 13, 2025, as filed with the Securities and Exchange Commission on May 21, 2025.

Part I. – Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assabet Valley Bancorp and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands)	2025	2024
Assets:
Cash and due from banks	$83,082	$62,444
Securities available for sale, at fair value (amortized cost $284,475 in 2025 and $293,649 in 2024)	261,946	265,933
Securities held to maturity, at amortized cost (fair value $15,992 in 2025 and $16,630 in 2024)	16,746	16,747
Federal Home Loan Bank stock, at cost	14,729	14,729
Loans held for sale	711	850
Loans, net of allowance for credit losses of $21,849 in 2025 and $21,741 in 2024	2,211,184	2,176,459
Premises and equipment, net	29,020	28,498
Bank-owned life insurance	35,805	35,526
Accrued interest receivable	8,802	8,897
Net deferred tax asset	11,738	12,795
Goodwill	11,936	11,936
Mortgage servicing rights	3,289	3,488
Other assets	17,643	18,237
Total Assets	$2,706,631	$2,656,539
Liabilities:
Deposits	$2,131,068	$2,063,212
Federal Home Loan Bank advances	325,000	325,000
Subordinated debt	27,715	27,679
Mortgagors' escrow accounts	3,763	3,620
Accrued expenses and other liabilities	33,028	43,201
Total liabilities	2,520,574	2,462,712
Capital:
Retained earnings	203,683	215,270
Accumulated other comprehensive loss	(17,626)	(21,443)
Total capital	186,057	193,827
Total liabilities and capital	$2,706,631	$2,656,539

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Operations

	Three Months Ended March 31,
(In thousands)	2025	2024
Interest and dividend income:
Loans, including fees	$28,183	$27,258
Securities	2,651	2,120
Other	215	470
Total interest and dividend income	31,049	29,848
Interest expense:
Deposits	7,731	7,587
Federal Home Loan Bank advances	3,792	4,359
Subordinated debt	315	315
Total interest expense	11,838	12,261
Net interest income	19,211	17,587
Credit loss expense - loans	17,305	310
Credit loss expense - off-balance sheet credit exposures	311	320
Net interest income, after credit loss expense	1,595	16,957
Non-interest income:
Customer service fees	901	858
Net loss on sale of securities available for sale	(541)	—
Net recognized gain on equity securities	—	1,364
Loss on sale of premises and equipment	(356)	—
Payment processing income	2,192	1,862
Income on bank-owned life insurance	279	212
Mortgage banking income	16	450
Investment commissions	350	308
Debit card income	525	536
Credit card income	49	231
Other	312	78
Total non-interest income	3,727	5,899
Non-interest expense:
Salaries and employee benefits	11,566	8,607
Occupancy and equipment	2,018	2,084
Data processing	3,378	2,205
Professional fees	661	515
Payment processing	1,043	1,020
Deposit insurance	632	709
Advertising	265	445
Telecommunications	92	104
Problem loan and foreclosed real estate, net	112	84
Other general and administrative	2,064	2,324
Total non-interest expense	21,831	18,097
(Loss) income before income tax (benefit) expense	(16,509)	4,759
Income tax (benefit) expense	(4,922)	1,214
Net (loss) income	$(11,587)	$3,545

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31,
(In thousands)	2025	2024
Net (loss) income	$(11,587)	$3,545
Other comprehensive income (loss):
Securities available for sale
Unrealized holding gains (losses) arising during period	4,647	(1,993)
Reclassification adjustment for losses realized in income (1)	541	—
Cash flow hedge
Unrealized holding (loss) gain	(314)	1,194
Other comprehensive income (loss), before tax	4,874	(799)
Deferred tax effect	(1,057)	197
Other comprehensive income (loss)	3,817	(602)
Comprehensive (loss) income	$(7,770)	$2,943

(1)
Amounts are included in net loss on sale of securities available for sale on the Consolidated Statements of Operations. The income tax benefit associated with the reclassification adjustment for the three months ended March 31, 2025 was $152 thousand. There were no reclassification adjustments for the three months ended March 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Changes in Capital

(In thousands)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$203,786	$(22,989)	$180,797
Net income	3,545	—	3,545
Other comprehensive loss	—	(602)	(602)
Balance March 31, 2024	$207,331	$(23,591)	$183,740

Balance at December 31, 2024	$215,270	$(21,443)	$193,827
Net (loss)	(11,587)	—	(11,587)
Other comprehensive income	—	3,817	3,817
Balance March 31, 2025	$203,683	$(17,626)	$186,057

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(11,587)	$3,545
Adjustments to reconcile net (loss) income to net cash
(used) provided by operating activities:
Depreciation and amortization of premises and equipment	658	613
Credit loss expense - loans	17,305	310
Credit loss expense - off-balance sheet credit exposures	311	320
Net realized loss on securities available for sale	541	—
Net recognized gains on equity securities	—	(1,364)
Gain on sale of loans	(50)	(103)
Loss on sale of premises and equipment	356	—
Gain on sale of other real estate owned	—	(43)
Net (amortization) accretion of securities	(27)	21
Proceeds from sale of loans	1,474	3,760
Loans originated for sale	(1,285)	(3,997)
Amortization of right of use assets	118	112
Amortization of subordinated debt issuance costs	36	37
Increase in cash surrender value of bank-owned life insurance	(279)	(212)
Net change in:
Accrued interest receivable	95	(491)
Other, net	(9,893)	(1,142)
Net cash (used) provided by operating activities	(2,227)	1,366
Cash flows from investing activities:
Securities available for sale
Maturities, principal payments, calls and sales	23,324	4,308
Purchases	(14,663)	(27,050)
Securities held to maturity
Purchases	—	(1,000)
Equity securities
Sales	—	40
Redemption of Federal Home Loan Bank stock	2,131	4,370
Purchases of Federal Home Loan Bank stock	(2,131)	(4,085)
Loan originations, net of principal payments	(52,142)	(5,680)
Purchases of premises and equipment	(1,653)	(283)
Proceeds from sale of other real estate owned	—	282
Net cash used in investing activities	(45,134)	(29,098)

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from financing activities:
Net change in deposits	67,856	44,036
Net change in short-term Federal Home Loan Bank advances	—	(17,500)
Net change in mortgagors' escrow accounts	143	(13)
Net cash provided by financing activities	67,999	26,523
Net change in cash and cash equivalents	20,638	(1,209)
Cash and due from banks at beginning of year	62,444	70,343
Cash and due from banks at end of year	$83,082	$69,134
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$11,586	$11,885
Income taxes paid, net of refunds	418	453

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND CONVERSION PLAN

Avidia Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 28, 2025, to serve as the bank holding company for Avidia Bank upon the consummation of the conversion of Assabet Valley Bancorp, the mutual holding company and sole stockholder of Avidia Bank, from the mutual form of organization to the stock form of organization. As of March 31, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report relate to Assabet Valley Bancorp.

Plan of Conversion and Change in Corporate Form - On March 11, 2025, Assabet Valley Bancorp and Avidia Bank adopted a Plan of Conversion (the “Plan”) pursuant to which Assabet Valley Bancorp will convert from the mutual to stock form of organization and Avidia Bank will become the wholly-owned subsidiary of a new stock holding company incorporated under Maryland law and known as Avidia Bancorp, Inc. (the “Holding Company"). Pursuant to the Plan:

(i)
Assabet Valley Bancorp will establish a Massachusetts stock corporation as a first-tier subsidiary and Assabet Valley Bancorp will merge with and into the Massachusetts stock corporation, with the Massachusetts stock corporation as the surviving entity;
(ii)
Immediately thereafter the Massachusetts stock corporation will merge with and into the Holding Company, with the Holding Company as the surviving entity and Avidia Bank becoming a wholly owned subsidiary of the Holding Company; and
(iii)
The Holding Company will offer and sell shares of its common stock to depositors of Avidia Bank and other persons in the manner set forth in the Plan pursuant to a prospectus contained in a registration statement declared effective by the U.S. Securities and Exchange Commission.

Avidia Bank will adopt an employee stock ownership plan which will subscribe for 8% of the sum of the number of shares of common stock sold in the stock offering and contributed to a charitable foundation that will be established and funded in connection with the conversion.

At the time of conversion, the Holding Company and Avidia Bank will establish liquidation accounts in an amount equal to Assabet Valley Bancorp’s total equity as reflected in the latest consolidated balance sheets contained in the final offering prospectus for the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders (as defined in the Plan) and supplemental eligible account holders (as defined in the Plan) (collectively, “eligible depositors”) who continue to maintain their deposit accounts in Avidia Bank after the conversion. In the event of a complete liquidation of either (i) Avidia Bank or (ii) Avidia Bank and the Holding Company (and only in such events), eligible depositors who continue to maintain their deposit accounts will be entitled to receive a distribution from the liquidation account before any distribution may be made with respect to the common stock of the Holding Company or Avidia Bank.

Neither the Holding Company nor Avidia Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by its respective bank regulators.

The transactions contemplated by the Plan are subject to approval by the corporators of Assabet Valley Bancorp, the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System. If the conversion and stock offering is completed, eligible conversion and offering costs will be deducted from the stock offering proceeds. If the conversion and stock offering is terminated, such costs will be expensed. As of March 31, 2025, the Company had incurred $682 thousand in costs related to the conversion and stock offering.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Assabet Valley Bancorp have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The interim consolidated financial statements include the accounts of Assabet Valley Bancorp (the “Company”), a mutual holding company, and its wholly owned subsidiary, Avidia Bank (the “Bank”), and its subsidiaries, Hudson Security Corporation, Eli Whitney Securities Corporation and 42 Main Street Corporation. The Bank is a state-chartered savings bank that provides depository and loan products to individual and corporate customers primarily in the central Massachusetts region. Hudson Security Corporation and Eli Whitney Securities Corporation engage in the investment of securities. 42 Main Street Corporation was established to hold, manage, and sell the Bank’s foreclosed real estate property. All significant intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events through the date these financial statements were issued. There were no subsequent events that require recognition and/or disclosure in the consolidated financial statements.

In the opinion of management, the accompanying interim consolidated financial statements of Assabet Valley Bancorp include all normal and recurring adjustments necessary for a fair presentation. Such adjustments are the only adjustments included in such financial statements. The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements, and related notes, of Assabet Valley Bancorp as of and for each of the years ended December 31, 2024 and 2023, contained in the Company’s definitive prospectus dated May 13, 2025, as filed with the Securities and Exchange Commission on May 21, 2025.

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2024 Audited Consolidated Financial Statements, contained in the Company's definitive prospectus.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the realizability of deferred tax assets.

Reclassification

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Tax Credit Investments

The Company invests in qualified affordable housing projects through limited liability entities to obtain tax benefits and to contribute to its local community. The Company has elected to account for these investments using the proportional amortization method whereby the amortization of the investment in the limited liability entity is in proportion to the tax credits utilized each year and amortization is recognized in the consolidated statements of operations as a component of

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

income tax (benefit) expense. These investments are reported in other assets in the consolidated balance sheets in the amounts of $1.1 million and $1.2 million at March 31, 2025 and December 31, 2024, respectively.

Segment Information

The Company's reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net (loss) income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense, credit loss expense, and salaries and employee benefits, as reported on the consolidated statements of operations, provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for segments are the same as those described herein. Segment performance is evaluated using consolidated net (loss) income. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the consolidated statements of cash flows.

Sale of Direct Merchant Portfolio

During the first quarter of 2025, the Company executed a letter of intent to sell, at a premium, the Direct Merchant Processing Book, which had gross sales volume of approximately $33.0 million for the quarter ended March 31, 2025.

NOTE 3. RECENT ACCOUNTING DEVELOPMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Tax (Topic 740) - Improvements to Income Tax Disclosures. The ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, such as requiring the disclosure of specific categories in the rate reconciliation and the disaggregation of income tax expense and income taxes paid by federal, state, and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024. The Company does not believe the ASU will have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect this ASU to have a material effect on the consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and held to maturity, with gross unrealized gains and losses at the dates indicated:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$102,788	$101	$(7,028)	$95,861
Municipal securities	8,800	-	(692)	8,108
Residential mortgage-backed securities(1)	170,886	528	(15,120)	156,294
Other	2,001	-	(318)	1,683
Total securities available for sale	$284,475	$629	$(23,158)	$261,946
Securities Held to Maturity
Corporate bonds	$500	$-	$(25)	$475
Subordinated debt securities	16,246	30	(759)	15,517
Total securities held to maturity	$16,746	$30	$(784)	$15,992

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$122,673	$36	$(9,720)	$112,989
Municipal securities	8,823	-	(684)	8,139
Residential mortgage-backed securities(1)	160,152	100	(17,104)	143,148
Other	2,001	-	(344)	1,657
Total securities available for sale	$293,649	$136	$(27,852)	$265,933
Securities Held to Maturity
Corporate bonds	$500	$-	$(35)	$465
Subordinated debt securities	16,247	-	(82)	16,165
Total securities held to maturity	$16,747	$-	$(117)	$16,630

(1)
Residential mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

Management determined there was no ACL required for securities available for sale and securities held to maturity as of March 31, 2025 and December 31, 2024.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2025 follows. Expected maturities will differ from contractual maturities because the issuers have in certain instances, the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2025
Within 1 year	$9,135	$9,139	$-	$-
After 1 year through 5 years	70,630	66,951	1,000	1,030
After 5 years through 10 years	23,729	20,721	15,246	14,487
Over 10 years	8,094	7,158	500	475
Total securities with defined maturities	111,588	103,969	16,746	15,992
Other	2,001	1,683	-	-
Residential mortgage-backed securities	170,886	156,294	-	-
Total	$284,475	$261,946	$16,746	$15,992

Investment securities with a carrying value of $77.9 million and $86.3 million were pledged as collateral at March 31, 2025 and December 31, 2024, respectively, for borrowings available through the Federal Reserve Bank of Boston discount window (see Note 8). Investment securities with a carrying value of $194.1 million and $196.5 were pledged as collateral at March 31, 2025 and December 31, 2024, respectively, for borrowings available with the Federal Home Loan Bank (see Note 8).

During the three months ended March 31, 2025, proceeds from sales of securities available for sale amounted to $7.9 million. During the three months ended March 31, 2024, there were no sales of securities available for sale. During the three months ended March 31, 2025, there were gross losses of $541 thousand and no gross gains. During the three months ended March 31, 2024, there were no gross gains or losses.

The following table summarized securities in an unrealized loss position for which an ACL has not been recorded. Information pertaining to securities with gross unrealized losses at March 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$4	$6,482	$7,024	$69,773	$7,028	$76,255
Municipal securities	-	-	692	8,108	692	8,108
Residential mortgage-backed securities	35	7,356	15,085	82,996	15,120	90,352
Other	-	-	318	1,683	318	1,683
Total securities available for sale	$39	$13,838	$23,119	$162,560	$23,158	$176,398

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$43	$20,440	$9,677	$80,057	$9,720	$100,497
Municipal securities	28	1,005	656	7,134	684	8,139
Residential mortgage-backed securities	260	44,007	16,844	78,044	17,104	122,051
Other	-	-	344	1,657	344	1,657
Total securities available for sale	$331	$65,452	$27,521	$166,892	$27,852	$232,344

The unrealized losses on the Company’s available for sale residential mortgage-backed securities (residential MBS) and debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell any of the available for sale securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions, were not reflective of credit events, and the issuers continue to make timely principal and interest payments on the residential MBS and debt security instruments. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt and residential MBS are backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit risk. The Company’s unrealized losses from municipal bonds were due to changes in the interest rate environment and not reflective of credit events. The issuers of these bonds are all Massachusetts based and have no history of credit losses. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investments. The Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the municipal bonds.

Held to maturity corporate bond and subordinated debt holdings are comprised of high credit quality financial institutions. High credit quality corporate bonds and subordinated debt obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of well capitalized and strong performing financial institutions. Accordingly, the Company determined that the expected credit loss on its held to maturity portfolio was immaterial, and therefore, an allowance was not carried on its held to maturity debt securities at March 31, 2025 and December 31, 2024.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

During the first quarter of 2025, the Company's loan portfolio segments were updated to more closely align with regulatory call report classifications. This change resulted in a $295 thousand expense to credit loss expense for the quarter ended March 31, 2025.

The following tables show the impact of the segment updates to the loan portfolio and the allowance for credit losses ("ACL"):

(In thousands)	December 31, 2024 Portfolio Balance (As Reported)	Updated Segment	January 1, 2025 Portfolio Balance (Updated Segments)
Business manager	$1,939
Dental commercial & industrial	190,519
Other business	203,570
Solar	76,888
Vehicle financing	27,004
	499,920	Commercial & industrial	$499,920

Condominium associations	494,875	Condominium associations	494,875
Construction & land	49,028	Construction & land	49,028
Commercial real estate	484,106	Commercial real estate	484,106
Commercial real estate multi-family	83,905	Commercial real estate multi-family	83,905
PPP loans	264	PPP loans	264
Home equity	66,326	Home equity and second mortgages	66,326
Residential	511,495	One to four family residential	511,495

Overdraft and unsecured	887
Consumer installment	3,715
Passbook CD loans	458
	5,060	Consumer	5,060

Total loans	$2,194,979	Total loans	$2,194,979

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

(In thousands)	December 31, 2024 ACL (As Reported)	Updated Segment	January 1, 2025 ACL (Updated Segments)
Business manager	$40
Dental commercial & industrial	2,652
Other business	4,671
Solar	179
Vehicle financing	347
	7,889	Commercial & industrial	$7,889

Condominium associations	2,839	Condominium associations	2,839
Construction & land	586	Construction & land	586
Commercial real estate	7,522	Commercial real estate	7,522
Commercial real estate multi-family	326	Commercial real estate multi-family	326
Home equity	189	Home equity and second mortgages	189
Residential	2,364	One to four family residential	2,364

Overdraft and unsecured	14
Consumer installment	12
	26	Consumer	26

Total	$21,741	Total	$21,741

The composition of net loans as of March 31, 2025 was as follows:

March 31, 2025
(In thousands)
Real estate loans
Home equity and second mortgages	$66,927
One to four family residential	513,224
Commercial real estate	508,416
Commercial real estate multi-family	89,473
Construction & land	42,234
Total real estate loans	1,220,274
Commercial loans
Commercial & industrial	511,858
Condominium associations	492,926
PPP loans	151
Total commercial loans	1,004,935
Consumer loans
Consumer	4,714
Total consumer loans	4,714
Total loans	2,229,923
Allowance for credit losses	(21,849)
Net deferred loan costs	3,110
Loans, net	$2,211,184

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The composition of net loans as of December 31, 2024 was as follows:

December 31, 2024
(In thousands)
Commercial loans:
Business manager	$1,939
Condominium associations	494,875
Construction & land	49,028
Commercial real estate	484,106
Commercial real estate multi-family	83,905
Dental commercial & industrial	190,519
Other business	203,570
PPP loans	264
Solar	76,888
Vehicle financing	27,004
Total commercial loans	1,612,098
Residential real estate:
Home equity	66,326
Residential	511,495
Total residential real estate	577,821
Consumer:
Overdraft and unsecured	887
Consumer installment	3,715
Passbook CD loans	458
Total consumer loans	5,060
Total loans	2,194,979
Allowance for credit losses	(21,741)
Net deferred loan costs	3,221
Loans, net	$2,176,459

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure: The Chief Credit Officer (CCO) maintains the Credit Risk Rating System, which is comprised of 10 levels of risk, inclusive of 4 Criticized ratings that align with regulatory definitions of Special Mention, Substandard, Doubtful and Loss. The CCO or the Credit Manager reviews all recommended risk rating changes, and in the event of a dispute, the CCO controls the final assessment of risk rating. The Company maintains a Loan Review Policy which addresses internal and external review requirements and process, which is approved annually by the Board of Director’s Risk Committee. The CCO provides quarterly reporting and updates to the Risk Committee, including the presentation of the ACL calculation and balance.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As noted above, the Company's loan portfolio segments were updated during the first quarter of 2025. As of March 31, 2025 the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

Home Equity and Second Mortgages: The Company generally has first or second liens on the property securing the loans in this segment and repayment is dependent on the credit quality of the individual borrower.

One to Four Family Residential: Loans in this segment consist of 1-4 family residential real estate loans. The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not generally grant loans that would be classified as subprime upon origination. Loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial Real Estate (CRE): Loans in this segment are primarily owner-occupied or income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment.

Commercial Real Estate Multi-Family (CRE MF): Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are impacted by the economy and vacancy rates, which thus will have an effect on the credit quality in this segment.

Construction: Loans in this segment include speculative construction loans for residential properties, construction loans for commercial properties and land loans for residential or commercial development for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial & Industrial: Loans in this segment are made to businesses and are generally secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets. Repayment is expected from the cash flows of the business. Loans in this segment also include business manager loans, which are actively followed borrowing base lines of credit, secured by accounts receivable that have been purchased from the bank’s customer with recourse. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Condominium Associations: Loans in this segment are secured by the assignment of association fees and dues paid by the individual condominium unit owners. The funds are typically used for major improvements and repairs to the structures, landscape and parking lots or garages, and are repaid over 5 to 30 years. This portfolio has experienced almost no delinquency, with no non-accruals or charge-offs since the Company has entered this niche. Credit quality would be affected if there is a significant population decline locally or regionally.

Paycheck Protection Program (PPP) Loans: Loans in this segment are unsecured business term loans 100 percent guaranteed by the Small Business Administration (SBA) under the PPP. Repayment is dependent on the credit quality of the business borrower and the SBA honoring its guaranty.

Consumer: Loans in this segment primarily consist of personal loans that are fully amortizing over a fixed term, such as auto loans, education loans, or home improvement loans. This segment also includes personal lines of credit. These loans may be secured or unsecured. The overall health of the economy, including unemployment rates and the credit quality of the individual borrower, will have an effect on the credit quality in this segment.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

As of December 31, 2024, the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

Business Manager: Loans in this segment are actively followed borrowing base lines of credit, secured by accounts receivable that have been purchased from the bank’s customer with recourse. The account creditors pay each invoice via a direct credit to our customer’s deposit account at the Company or via the US Post Office to the Company lockbox. The deposit account is not accessible by the Company's’s customer and is swept nightly to paydown the line of credit. These customers may or may not be eligible for traditional lines of credit (which are not subject to the same controls), as they may be experiencing tighter liquidity and / or equity positions due to life stage of the business. These lines are considered to have somewhat elevated risk over the Commercial and Industrial (C&I) portfolio due to (generally) 90% advance rates on the collateral, and weaker financial wherewithal. Credit quality is affected by general economic conditions for manufacturing and services.

Condominium Associations: Loans in this segment are secured by the assignment of association fees and dues paid by the individual condominium unit owners. The funds are typically used for major improvements and repairs to the structures, landscape and parking lots or garages, and are repaid over 5 to 25 years. This portfolio has experienced almost no delinquency, with no non-accruals or charge-offs since the Company has entered this niche. Credit quality would be affected if there is a significant population decline locally or regionally.

Construction & Land: Loans in this segment include speculative construction loans for residential properties, construction loans for commercial properties and land loans for residential or commercial development for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial Real Estate (CRE): Loans in this segment are primarily owner-occupied or income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment.

Commercial Real Estate Multi-Family (CRE MF): Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are impacted by the economy and vacancy rates, which thus will have an effect on the credit quality in this segment.

Dental Commercial & Industrial (Dental C&I): Loans in this segment are made to finance dental practice acquisitions, expansions, equipment purchases or to refinance existing debt. They are secured by all business assets and carry the guarantees of the owners. Credit risk is affected by declining population or a weakened economy, and resultant decreased consumer spending.

Other Business: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Paycheck Protection Program (PPP) Loans: Loans in this segment are unsecured business term loans 100 percent guaranteed by the Small Business Administration (SBA) under the PPP. Repayment is dependent on the credit quality of the business borrower and the SBA honoring its guaranty.

Solar: Loans in this segment are secured by the solar generation rights and equipment of commercial solar farms and systems. The credit quality is affected by the credit quality of the borrower and environmental conditions.

Vehicle Financing: Loans in this segment are secured by the assignment of vehicles and other modes of personal transportation and carry the guarantees of the individual company owners as well as the associated dealerships. Repayment is dependent on the credit quality of the underlying borrower; the liquidation proceeds of any repossessions and the Bank customer honoring its guaranty.

Home Equity: The Company generally has first or second liens on the property securing the loans in this segment and repayment is dependent on the credit quality of the individual borrower.

Residential Real Estate: Loans in this segment consist of 1-4 family residential real estate loans. The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not generally grant

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

loans that would be classified as subprime upon origination. Loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Consumer Overdraft and Unsecured (Cons OD and Unsec): Loans in this segment consist of personal lines of credit or single pay notes. These loans are unsecured and repayment is dependent on the credit quality of the individual borrower.

Consumer Installment: Loans in this segment consist of personal loans that are fully amortizing over a fixed term, such as auto loans, education loans, or home improvement loans. These loans may be secured or unsecured and repayment is dependent on the credit quality of the individual borrower.

Passbook CD Loans: Loans in this segment are personal loans secured by a Bank deposit (DDA or Certificate) account. Credit risk is limited to internal operational risk that results in the accidental release of collateral.

The following tables present the activity in the ACL by portfolio segment for the three months ended March 31, 2025 and March 31, 2024.

	Balance	Credit loss			Balance
	January 1,	expense /	Loans		March 31,
(In thousands)	2025	(reversal)	charged-off	Recoveries	2025
Three Months Ended March 31, 2025
Real estate loans
Home equity and second mortgages	$189	$2	$-	$1	$192
One to four family residential	2,364	(1)	-	-	2,363
Commercial real estate	7,522	414	-	10	7,946
Commercial real estate multi-family	326	(10)	-	-	316
Construction & land	586	16,605	(16,749)	-	442
Total real estate loans	10,987	17,010	(16,749)	11	11,259
Comercial loans
Commercial & industrial	7,889	704	(444)	15	8,164
Condominium associations	2,839	(528)	-	-	2,311
PPP loans	-	2	-	-	2
Total commercial loans	10,728	178	(444)	15	10,477
Consumer loans
Consumer	26	121	(37)	2	112
Credit Cards	-	(4)	-	5	1
Total consumer loans	26	117	(37)	7	113
Total ACL loans:	$21,741	$17,305	$(17,230)	$33	$21,849

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		March 31,
(In thousands)	2023	(reversal)	charged-off	Recoveries	2024
Three Months Ended March 31, 2024
Business manager	$48	$(16)	$-	$-	$32
Condominium associations	2,467	(22)	-	-	2,445
Construction & land	707	(6)	-	-	701
Corporate credit card	88	(60)	(3)	2	27
Commercial real estate	7,504	114	-	-	7,618
Commercial real estate multi-family	132	3	-	-	135
Dental commercial and industrial	2,633	(24)	-	-	2,609
Other business	4,208	313	(196)	4	4,329
PPP loans	-	1	-	-	1
Solar	137	60	-	-	197
Vehicle financing	603	(103)	-	-	500
Home equity	193	5	-	3	201
Residential real estate	2,019	68	-	-	2,087
Overdraft and unsecured	15	-	(1)	-	14
Consumer credit card	22	(16)	(4)	5	7
Consumer installment	5	(7)	-	5	3
Passbook CD loans	-	-	-	-	-
Total:	$20,781	$310	$(204)	$19	$20,906

Credit Quality Indicators

To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial, and commercial real estate segments are represented by Grades 1 through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to, annual credit and loan reviews, periodic reviews of loan performance metrics, such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ACL on loans:

Loans rated 1 – 5: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated M: Loans in this category are typically smaller loans that have met the Company’s underwriting criteria and are monitored based on repayment history. Financial statements and other data may or may not be requested from the borrower.

Loans rated P: Loans in this category are considered 100 percent SBA guaranteed loans issued under the U.S. Small Business Administration Paycheck Protection Program ("PPP").

Loans rated 6 – 7: Loans in this category are considered “marginally acceptable” and “special mention” respectively. These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. All loans rated 9 are individually evaluated.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

Loans rated 10: Loans in this category are considered uncollectible and of such little value that their continuance as a loan asset is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on substantially all commercial real estate, construction, and commercial loans. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Loans considered transactional in nature, such as residential and consumer are reviewed on an exception basis with emphasis placed on debt repayment performance. Factored accounts receivable included in commercial loans are not risk rated unless determined to be impaired.

The Company periodically reassesses asset quality indicators to appropriately reflect the risk composition of the Company’s loan portfolio. Home equity and consumer loans are not individually risk rated, but rather analyzed as groups taking into account delinquency rates and other economic conditions that may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. Performing loans include loans that are current and loans that are past due less than 90 days. Loans that are past due 90 days or more and nonaccrual loans are considered nonperforming.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The risk ratings within the loan portfolio and current period charge-offs for the three months ended March 31, 2025, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
March 31, 2025
Home equity and second mortgages:
Risk Rating
Pass (Rated 1-5, M, P)	$84	$998	$1,498	$893	$191	$747	$62,516	$66,927
Total	$84	$998	$1,498	$893	$191	$747	$62,516	$66,927
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One to four family residential:
Risk Rating
Pass (Rated 1-5, M, P)	$12,666	$45,334	$76,071	$141,061	$90,595	$147,497	$-	$513,224
Total	$12,666	$45,334	$76,071	$141,061	$90,595	$147,497	$-	$513,224
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$37,763	$45,726	$24,570	$100,272	$89,060	$177,886	$-	$475,277
Special Mention (6-7)	-	-	-	3,684	1,308	27,470	-	32,462
Substandard (8)	-	-	-	259	418	-	-	677
Total	$37,763	$45,726	$24,570	$104,215	$90,786	$205,356	$-	$508,416
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate multi-family:
Risk Rating
Pass (Rated 1-5, M, P)	$8,903	$7,919	$7,665	$17,929	$16,517	$27,819	$-	$86,752
Special Mention (6-7)	-	-	919	1,477	325	-	-	2,721
Total	$8,903	$7,919	$8,584	$19,406	$16,842	$27,819	$-	$89,473
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$5,843	$9,076	$1,712	$14,259	$1,200	$290	$551	$32,931
Special Mention (6-7)	-	-	-	-	-	-	-	-
Substandard (8)	-	-	9,303	-	-	-	-	9,303
Total	$5,843	$9,076	$11,015	$14,259	$1,200	$290	$551	$42,234
Current period gross charge-off	$-	$-	$16,749	$-	$-	$-	$-	$16,749
Commercial & Industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$36,673	$48,137	$42,738	$59,969	$51,777	$136,954	$102,977	$479,225
Special Mention (6-7)	-	-	-	1,106	6,104	1,980	9,477	18,667
Substandard (8)	-	579	1,465	-	77	5,794	3,117	11,032
Doubtful (9)	-	-	14	294	-	1,451	-	1,759
Loss (10)	-	707	97	-	-	321	50	1,175
Total	$36,673	$49,423	$44,314	$61,369	$57,958	$146,500	$115,621	$511,858
Current period gross charge-off	$-	$-	$-	$162	$11	$271	$-	$444
Condominiumn associations:
Risk Rating
Pass (Rated 1-5, M, P)	$741	$9,545	$40,740	$227,432	$89,238	$121,242	$-	$488,938
Special Mention (6-7)	-	-	-	3,988	-	-	-	3,988
Total	$741	$9,545	$40,740	$231,420	$89,238	$121,242	$-	$492,926
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
PPP Loans
Risk Rating
Pass (Rated 1-5, M, P)	$-	$-	$-	$-	$87	$64	$-	$151
Total	$-	$-	$-	$-	$87	$64	$-	$151
Current period gross charge-off	$-	$-	$-	$-	$-	$-	$-	$-
Consumer:
Risk Rating
Pass (Rated 1-5, M, P)	$197	$952	$1,329	$663	$134	$1,351	$88	$4,714
Total	$197	$952	$1,329	$663	$134	$1,351	$88	$4,714
Current period gross charge-offs	$-	$-	$-	$-	$-	$37	$-	$37

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The risk ratings within the loan portfolio and current period charge-offs for the year ended December 31, 2024, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2020	Prior	Revolving Loans	Total
December 31, 2024
Business manager:
Risk Rating
Pass (Rated 1-5, M, P)	$-	$-	$-	$-	$-	$-	$1,939	$1,939
Total	$-	$-	$-	$-	$-	$-	$1,939	$1,939
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$—	$—
Condominium associations:
Risk Rating
Pass (Rated 1-5, M, P)	$9,700	$38,452	$228,814	$90,387	$68,371	$55,148	$-	$490,872
Special Mention (6-7)	-	-	4,003	-	-	-	-	4,003
Total	$9,700	$38,452	$232,817	$90,387	$68,371	$55,148	$-	$494,875
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$-	$—
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$8,076	$28,220	$10,688	$1,200	$-	$293	$551	$49,028
Total	$8,076	$28,220	$10,688	$1,200	$-	$293	$551	$49,028
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$—	$—
Corporate credit card:
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$84	$84
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$46,807	$24,770	$103,710	$89,739	$71,710	$112,596	$-	$449,332
Special Mention (6-7)	-	-	3,706	1,318	-	27,230	-	32,254
Substandard (8)	-	-	262	425	-	1,833	-	2,520
Total	$46,807	$24,770	$107,678	$91,482	$71,710	$141,659	$-	$484,106
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$—	$—
Commercial real estate multi-family:								/
Risk Rating
Pass (Rated 1-5, M, P)	$7,452	$8,633	$20,192	$16,966	$11,664	$17,056	$-	$81,963
Special Mention (6-7)	-	-	-	794	1,039	109	-	1,942
Total	$7,452	$8,633	$20,192	$17,760	$12,703	$17,165	$-	$83,905
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$—	$—
Dental commercial & industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$19,783	$22,320	$28,021	$29,864	$23,008	$52,484	$5,138	$180,618
Special Mention (6-7)	-	-	1,139	6,301	598	495	599	9,132
Substandard (8)	-	-	-	-	-	320	100	420
Doubtful (9)	-	-	57	12	-	280	-	349
Total	$19,783	$22,320	$29,217	$36,177	$23,606	$53,579	$5,837	$190,519
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$—	$—
Other business:
Risk Rating
Pass (Rated 1-5, M, P)	$40,560	$11,008	$24,977	$12,309	$8,997	$26,564	$63,185	$187,600
Special Mention (6-7)	-	39	-	74	1,548	2,945	4,996	9,602
Substandard (8)	579	1,338	106	33	-	3,428	679	6,163
Doubtful (9)	-	-	41	-	-	164	-	205
Total	$41,139	$12,385	$25,124	$12,416	$10,545	$33,101	$68,860	$203,570
Current period gross charge-offs	$-	$101	$29	$89	$-	$971	$61	$1,251
Solar:
Risk Rating
Pass (Rated 1-5, M, P)	$-	$11,590	$9,078	$10,637	$18,837	$14,233	$12,513	$76,888
Total	$-	$11,590	$9,078	$10,637	$18,837	$14,233	$12,513	$76,888

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2022	2020	Prior	Revolving Loans	Total
December 31, 2024
Vehicle financing:
Risk Rating
Pass (Rated 1-5, M, P)	$-	$-	$-	$-	$-	$-	$19,097	$19,097
Special Mention (6-7)	-	-	-	-	-	-	7,280	7,280
Doubtful (9)	-	-	-	-	-	628	-	628
Total	$-	$-	$-	$-	$-	$628	$26,376	$27,004
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$225	$225
Home equity:
Risk Rating
Pass (Rated 1-5, M, P)	$1,006	$1,517	$903	$194	$130	$638	$61,238	$65,626
Substandard (8)	-	-	-	-	-	-	700	700
Total	$1,006	$1,517	$903	$194	$130	$638	$61,938	$66,326
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$—	$—
Residential:
Risk Rating
Pass (Rated 1-5, M, P)	$45,751	$79,415	$142,220	$91,405	$60,457	91,856	$-	$511,104
Special Mention (6-7)	-	-	-	-	-	-	-	-
Substandard (8)	6	-	-	-	-	385	-	391
Total	$45,757	$79,415	$142,220	$91,405	$60,457	$92,241	$-	$511,495
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$—	$—
Overdraft and unsecured:
Risk Rating
Pass (Rated 1-5, M, P)	$173	$248	$100	$41	$5	$224	$96	$887
Total	$173	$248	$100	$41	$5	$224	$96	$887
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$2	$2
Consumer credit card:
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$10	$10
Consumer installment:
Risk Rating
Pass (Rated 1-5, M, P)	$629	$1,106	$666	$129	$4	$1,181	$-	$3,715
Total	$629	$1,106	$666	$129	$4	$1,181	$-	$3,715
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$—	$—
Passbook CD loans:
Risk Rating
Pass (Rated 1-5, M, P)	$211	$154	$32	$-	$-	$61	$-	$458
Total	$211	$154	$32	$-	$-	$61	$-	$458
PPP loans:
Risk Rating
Pass (Rated 1-5, M, P)	$-	$-	$-	$110	$154	$-	$-	$264
Total	$-	$-	$-	$110	$154	$-	$-	$264

Commercial loans include factored accounts receivable in the recorded amount of $2.0 million and $1.9 million at March 31, 2025 and December 31, 2024, respectively, which is gross of cash reserves. At March 31, 2025 and December 31, 2024, cash reserves established from purchase price adjustments in total were $309 thousand and $206 thousand, respectively. The aging status of these loans and underlying receivables is not presented in the delinquency and nonaccrual disclosure tables. The financing agreements permit the Company to create and maintain from the purchase price of funded receivables a cash reserve in an operating deposit account controlled by the Company. The amount of the cash reserve is determined based on the risk profile of the borrower and the aging of outstanding funded accounts receivable. The Company may require borrowers to repurchase any funded accounts receivable that remains unpaid following 120 days after its invoice date.

At March 31, 2025 and December 31, 2024, funded accounts receivable unpaid 120 days or more in total were $382 thousand and $367 thousand, respectively. There were no impairments at March 31, 2025 and December 31, 2024.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates presented. There were no loans past due 90 days or more and still accruing as of March 31, 2025, or December 31, 2024.

	March 31, 2025
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$227	$446
Construction & land	9,303	9,303
Commercial & industrial	975	2,127
Total	$10,505	$11,876

	December 31, 2024
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
Dental commercial & industrial	$-	$670
Home equity	700	700
Other business	313	1,349
Residential	650	650
Vehicle financing	628	628
Total	$2,291	$3,997

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024.

The following is an aging analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

(In thousands, except ratio data )	Loan Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Delinquent
March 31, 2025
Home equity and second mortgages	$66,927	$66,140	$787	$-	$787
One to four family residential	513,224	512,611	167	446	613
Commercial real estate	508,416	507,565	851	-	851
Commercial real estate multi-family	89,473	89,473	-	-	-
Construction & land	42,234	42,234	-	-	-
Commercial & industrial	511,858	509,733	503	1,622	2,125
Condominium associations	492,926	492,926	-	-	-
PPP loans	151	151	-	-	-
Consumer	4,714	4,714	-	-	-
Total Loans	$2,229,923	$2,225,547	$2,308	$2,068	$4,376

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

(In thousands)	Loan Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2024
Business manager	$1,939	$1,939	$-	$-	$-
Condominium associations	494,875	494,875	-	-	-
Contruction & land	49,028	47,522	1,506	-	1,506
Commercial real estate	484,106	483,477	629	-	629
Commercial real estate multi-family	83,905	83,905	-	-	-
Dental commercial & industrial	190,519	189,986	533	-	533
Other business	203,570	202,011	251	1,308	1,559
PPP loans	264	264	-	-	-
Solar	76,888	76,812	76	-	76
Vehicle financing	27,004	27,004	-	-	-
Home equity	66,326	65,231	395	700	1,095
Residential	511,495	509,695	1,381	419	1,800
Overdraft and unsecured	887	887	-	-	-
Consumer installment	3,715	3,715	-	-	-
Passbook CD loans	458	420	38	-	38
Total	2,194,979	2,187,743	$4,809	$2,427	$7,236

For all loan segments, loans over 30 day contractually past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans by collateral type as of:

(In thousands)	Real Estate	All Business Assets	Cash	Accounts Receivables	Total
March 31, 2025
One to four family residential	$506	$-	$-	$-	$506
Commercial real estate	-	353	-	-	353
Construction & land	9,303	-	-	-	9,303
Commercial & industrial	727	869	266	505	2,367
Total	$10,536	$1,222	$266	$505	$12,529

(In thousands)	Real Estate	All Business Assets	Total
December 31, 2024
Construction & land	$1,506	$-	$1,506
Commercial real estate	165	355	520
Commercial real estate multi-family	109	-	109
Dental commercial & industrial	-	769	769
Other business	497	921	1,418
Vehicle financing	-	628	628
Home equity	783	-	783
Residential	804	-	804
Total	$3,864	$2,673	$6,537

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

Modified Loans

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period.

The following tables present the amortized cost basis of loans on March 31, 2025 and March 31, 2024, that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and March 31, 2024, respectively, by class and by type of modification. Only segments displayed in the table below have modified loans; there were no other loans experiencing financial difficulty and modified. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(In thousands)	Payment Delay	Percent of Loan Segment
Three Months Ended March 31, 2025
Commercial real estate	$1,853	0.36%
Commercial & industrial	289	0.06%
Total	$2,142	0.10%

(In thousands)	Payment Delay	Percent of Loan Segment
Three Months Ended March 31, 2024
Other business	$832	0.44%
Residential	111	0.02%
Total	$943	0.04%

The Company does not have any additional commitments to the borrowers included in the previous tables.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months as of March 31, 2025 and 2024.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2025
One to four family residential	$399	$-	$2	$401
Total	$399	$-	$2	$401

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2024
Other business	$-	$-	$628	$628
Total	$-	$-	$628	$628

The following table presents the amortized cost basis of loans that had a payment default during three months ended March 31, 2025 and 2024, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty.

	March 31, 2025		March 31, 2024
(In thousands)	Payment Delay	Total	Payment Delay	Total
Other business	$—	$—	$628	$628
One to four family residential	2	2	-	-
Total:	$2	$2	$628	$628

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

At March 31, 2025 and December 31, 2024, there were no residential real estate loans in process of foreclosure.

The Company has transferred a portion of its originated commercial mortgage loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2025 and December 31, 2024, the Company was servicing commercial and commercial mortgage loans for participants aggregating $135.8 million and $137.6 million, respectively.

Residential real estate mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans serviced for others were $285.7 million and $289.8 million at March 31, 2025 and December 31, 2024, respectively. Servicing fee income was $216 thousand for both the three months ended March 31, 2025 and 2024. Certain of these loans were sold with recourse provisions. At March 31, 2025, the related maximum contingent recourse liability was $1.2 million, which is not recorded in the consolidated financial statements.

The Company records mortgage servicing rights (“MSRs”) on residential real estate loans sold and serviced for others. The risks inherent in MSRs relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of servicing rights. Key assumptions and inputs used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At March 31, 2025, the following weighted average assumptions were used in the calculation of fair value of MSRs: prepayment speed 6.78%, discount rate 10.5% to 14.5%, and default rate 0.14%.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following summarizes changes to MSRs during the three months ended March 31:

	March 31,	March 31,
(In thousands)	2025	2024
Beginning balance	$3,488	$3,327
(Payoffs) additions	(56)	9
Changes in fair value	(143)	73
Ending balance	$3,289	$3,409

NOTE 6. DERIVATIVES

The Company is party to International Swap and Derivative Association (ISDA) interest rate swap contracts to manage its exposure to interest rate changes. The Company may execute “back-to-back” swap agreements with select commercial banking customers who are eligible and desire to manage their interest rate exposure. Policy also allows the Company to execute macro level swap agreements.

Derivatives Not Designated As Hedges: The Company enters into interest rate swap agreements executed with commercial banking customers to facilitate customer risk management strategies. In addition to the swap agreement with the borrower, the Company enters into a second “back-to-back” swap agreement with a third party; the general terms of this swap mirror those of the first swap agreement. In entering into this transaction, the Company has offset its interest rate risk exposure to the swap agreement with the borrower. All interest rate swaps are valued at observable market prices for similar instruments or observable market interest rates.

Cash Flow Hedges: The Company is party to interest rate swaps to manage its exposure to interest rate changes. Interest rate swaps with notional amounts totaling $160 million as of March 31, 2025 and December 31, 2024, were designated as cash flow hedges and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. Fair value of the contracts are reported on consolidated balance sheets as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income.

The Company presents derivative position gross on the consolidated balance sheets. The following table reflects the derivatives recorded on the consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$160,000	$(139)	$160,000	$175
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	87,489	6,315	88,154	7,492
Total included in other assets		$6,176		$7,667

Included in other liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$87,489	$6,315	$88,154	$7,492
Total included in other liabilities		$6,315		$7,492

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 7. DEPOSITS

A summary of deposit balances, by type is as follows:

(In thousands)	March 31, 2025	December 31, 2024
NOW and demand	$1,083,818	$1,038,635
Money market	266,327	250,878
Regular and other savings	400,732	383,139
Total non-certificate accounts	1,750,877	1,672,652
Term certificate accounts of $250,000 and greater	195,023	201,817
Term certificate accounts less than $250,000	185,168	188,743
Term certificate accounts	380,191	390,560
Total deposits	$2,131,068	$2,063,212

As of March 31, 2025, the aggregate amount of deposits, excluding subsidiary deposits, that meet or exceed the FDIC Insurance limit of $250 thousand was $754.9 million.

Scheduled maturities and weighted average rate of timed deposits for the next five years were as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$324,051	4.30%	$338,449	4.49%
Over 1 year to 2 years	24,579	3.60	21,095	3.70
Over 2 years to 3 years	25,888	3.96	25,726	3.99
Over 3 years to 4 years	1,850	3.75	2,532	3.60
Over 4 years to 5 years	3,823	3.23	2,758	3.37
Total	$380,191	4.21%	$390,560	4.40%

All deposits are fully insured due to the additional insurance provided to Massachusetts member banks, such as, the Company, under the Depositor's Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Company above FDIC limits.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB of Boston advances consist of the following:

	March 31, 2025		December 31, 2024
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Within 1 year	$165,000	4.48%	$165,000	4.53%
Over 1 year to 2 years	140,000	4.53	140,000	4.53
Over 2 years to 3 years	20,000	4.15	20,000	4.15
Total FHLB advances	$325,000	4.48%	$325,000	4.50%

The Bank also has an available $500 thousand line-of-credit with the FHLB at an interest rate that adjusts daily. There were no advances outstanding under this line-of-credit at March 31, 2025 and December 31, 2024. Borrowings under the line are limited to 2% of the Bank’s total assets. All borrowings from the FHLB are secured by a blanket lien on the Company’s residential real estate loans and certain commercial real estate loans in accordance with the FHLB’s policy requirements for qualified collateral.

The Bank also has $18.0 million in available lines-of-credit with correspondent banks. There were no advances outstanding under these lines-of-credit at March 31, 2025 and December 31, 2024.

The Bank has agreements with the Federal Reserve Bank of Boston for borrowings at the discount window and through the borrower-in-custody program. The terms of these agreements call for the pledging of assets as security for all obligations of the Bank under these agreements (See Note 4). At March 31, 2025 and December 31, 2024, there were no borrowings outstanding under either agreement.

NOTE 9. SUBORDINATED DEBT

On May 17, 2022, the Company issued $28.0 million of subordinated debt to institutional investors. The subordinated debt is unsecured and subordinated on liquidation as to principal and interest to all claims against the Company that have the same or higher priority as deposit accounts. The subordinated debt is included in capital of the Bank. At the Company, the subordinated debt is classified as a liability but included in Tier 2 capital for regulatory capital. The Company used the subordinated debt to infuse capital into the Bank in the form of common equity to support capital levels and further growth and for general corporate purposes.

The subordinated debt is payable in full by June 2032; earlier prepayment is permitted after five years. Interest is paid semi-annually at a fixed rate of 4.50% until June 1, 2027 and thereafter the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR (provided, however, that in the event three-month SOFR is less than zero, three-month SOFR shall be deemed to be zero) plus 167 basis points. For both the three months ended March 31, 2025 and March 31, 2024, contractual interest expense on the subordinated debt amounted to $315 thousand. For both the three months ended March 31, 2025 and March 31, 2024, amortization of debt issuance cost was $37 thousand. The recorded balance of this debt, net of debt issuance costs, was $27.7 million at March 31, 2025 and December 31, 2024. Debt issuance costs are being amortized to interest expense over a five-year period.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 10. OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company has leases pertaining to bank premises and vehicles with remaining lease terms of 4 to 15 years, some of which include renewal or termination options to extend the lease. Most of the Company’s leases are classified as operating leases. Lease expense for the operating leases is recognized on a straight-line basis over the lease term. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The following table represents the Consolidated Balance Sheets classification of the Company’s ROU assets and lease liabilities:

(In thousands)		March 31, 2025	December 31, 2024
Lease right-of-use assets:
Operating leases	Premises and equipment, net	$5,495	$6,074
Finance leases	Premises and equipment, net	461	-
Total Lease Right-of-Use Assets		$5,956	$6,074

Lease liabilities:
Operating leases liabilities	Accrued expenses and other liabilities	$5,588	$6,119
Finance lease liabilities	Accrued expenses and other liabilities	425	-
Total lease liabilities		$6,013	$6,119

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. The following table presents the weighted average remaining lease term and the weighted average discount rate:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	10.59	10.66
Finance leases	8.25	-

Weighted-average discount rate
Operating leases liabilities	6.48%	6.33%
Finance lease liabilities	4.00%	0.00%

The following table presents the components of lease expense for operating leases:

	Three months ended March 31,
(In thousands)	2025	2024
Operating lease expense:
Operating lease cost	$202	$204
Variable lease cost	6	3
Total lease cost, net	$208	$207

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents the components of lease expense for finance leases:

	Three months ended March 31,
(In thousands)	2025	2024
Finance lease expense:
Amortization of right-of-use asset	$5	$-
Interest on lease liabilities	4	-
Total lease cost, net	$9	$-

Supplemental cash flow information related to leases was as follows:

	March 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$200	$198
Operating cash flows from finance leases	9	-
Financing cash flows from finance leases	4	-

Future undiscounted lease payment for operating leases with initial terms of one year or more as of March 31, 2025 are as follows:

(In thousands)	Operating Leases	Finance Leases
2025	$554	$40
2026	752	55
2027	765	57
2028	778	59
2029	765	60
Thereafter	4,037	231
Total undiscounted lease payments	$7,651	$502
Less: imputed income	2,063	77
Net lease liabilities	$5,588	$425

Employment Agreements

The Company has entered into employment agreements with certain executives. The agreements generally provide for specified minimum levels of annual compensation and benefits for a certain period of time. In addition, the agreements provide for specified lump sum payments and the continuation of benefits upon certain events of termination, as defined in the agreements.

Litigation

The Company is involved in various legal proceedings arising in the normal course of business, none of which is believed by management to have merit. Based on the advice of legal counsel, management believes that these matters are not material to the consolidated financial condition or results of operations of the Company.

Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-balance-sheet financial instruments whose contract amounts represent credit risk include the following:

(In thousands)	March 31, 2025	December 31, 2024
Unadvanced lines of credit	$293,672	$314,578
Unadvanced construction loans	37,053	32,613
Residential mortgage loan commitments	10,678	8,090
Commercial and mortgage loan commitments	76,921	50,845
Standby letters of credit	4,617	4,542
Total	$422,941	$410,668

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management’s credit evaluation of the customer.

Collateral held varies but may include residential real estate, inventory, property, plant and equipment, and income-producing commercial real estate.

Letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Substantially all letters-of-credit have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company fully collateralized those commitments for which collateral is deemed necessary.

NOTE 11. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The regulations require minimum ratios of total capital, common equity Tier 1 capital and Tier 1 capital to risk-weighted assets and a minimum leverage ratio for all banking organizations as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets were phased in over several years. The required minimum conservation buffer was 2.5% on March 31, 2025 and December 31, 2024. The Company’s capital conservation buffer was 3.0% and 4.2% at March 31, 2025 and December 31, 2024, respectively.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

As of March 31, 2025 and December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum Total Risk-Based Capital, Common Equity Tier 1 Risk-based, Tier 1 Risk-based, and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024 are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Company
Total Risk-Based Capital:	$242,619	11.4%	$216,916	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	191,746	9.0%	122,015	4.5%	N/A	N/A
Tier 1 Risk-Based Capital:	191,746	9.0%	162,687	6.0%	N/A	N/A
Tier 1 Leverage Capital:	191,746	7.1%	108,458	4.0%	N/A	N/A
Bank
Total Risk-Based Capital:	$237,440	11.2%	$169,831	8.0%	$212,288	10.0%
Common Equity Tier 1 Risk-Based Capital	214,282	10.1%	95,530	4.5%	137,987	6.5%
Tier 1 Risk-Based Capital:	214,282	10.1%	127,373	6.0%	169,831	8.0%
Tier 1 Leverage Capital:	214,282	8.0%	84,915	4.0%	106,144	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company
Total Risk-Based Capital:	$253,074	12.2%	$165,460	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	203,333	9.8%	93,071	4.5%	N/A	N/A
Tier 1 Risk-Based Capital:	231,333	11.2%	124,095	6.0%	N/A	N/A
Tier 1 Leverage Capital:	231,333	8.7%	106,298	4.0%	N/A	N/A
Bank
Total Risk-Based Capital:	$248,301	11.9%	$167,391	8.0%	$209,238	10.0%
Common Equity Tier 1 Risk-Based Capital	225,561	10.8%	94,157	4.5%	136,005	6.5%
Tier 1 Risk-Based Capital:	225,561	10.8%	125,543	6.0%	167,391	8.0%
Tier 1 Leverage Capital:	225,561	8.4%	108,052	4.0%	135,064	5.0%

The Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FDIC and the Massachusetts Division of Banks.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Components of accumulated other comprehensive (loss) are as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Net unrealized loss on securities available for sale	$(22,528)	$(27,716)
Tax effect	5,002	6,147

Net (loss) gain on swaps	(139)	175
Tax effect	39	(49)
Accumulated other comprehensive loss	$(17,626)	$(21,443)

NOTE 13. EMPLOYEE BENEFIT PLANS

Director and Executive Retirement Plans

The Company has adopted retirement benefit plans for the benefit of all members of the Board of Trustees of the Company and certain senior executives. Benefits are being accrued over the directors’ and executives’ required service periods. At March 31, 2025 and December 31, 2024, the Company has accrued $8.1 million and $7.6 million, respectively, related to these plans. For the three months ended March 31, 2025 and 2024, expenses related to these plans amounted to $552 thousand and $61 thousand, respectively.

NOTE 14. FAIR VALUE MEASUREMENTS

The Company determines the fair value of its instruments based on the requirements established in ASC 820: Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value under U.S. GAAP and requires an entity to maximize the use of observable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

ASC 820 establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. The fair value hierarchy is as follows:

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

Level 1 –	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.
Level 2 –

Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liability. An adjustment to a Level 2 input that is significant to the fair value measurement in its entirety might render the measurement into a Level 3 measurement, depending on the level in the fair value hierarchy within which the inputs used to determine the adjustment fall.

Level 3 –

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following methods and assumptions are used by the Company in estimating its fair value measurements:

Securities – Securities represent securities AFS. Fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. The securities measured at fair value in Level 2 are based on pricing models that consider standard observable input factors such as benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data for debt securities.

MSRs – The Company accounts for MSRs at fair value using the amortized method. The Company obtains loan level valuations from independent third parties to determine the fair value of servicing rights. The Company classifies MSRs as recurring Level 2.

Interest rate swaps – The fair value of derivative arrangements is estimated by the Company using a third- party derivative valuation expert who relies on Level 2 inputs, namely interest cash flow models to determine a fair value by calculating a settlement termination value with the counterparty.

Individual analyzed loans - Certain individual analyzed loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable Level 3 inputs for specific properties. ACL calculated collateral-based individual analyzed loans outstanding at March 31, 2025 and December 31, 2024 was $1.2 million and $1.1 million, respectively.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data. Management has estimated fair values of loans held for sale using Level 2 inputs.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$-	$261,946	$-	$261,946
MSRs	-	3,289	-	3,289
Interest rate swaps	-	6,176	-	6,176
Total assets	$—	$271,411	$-	$271,411

Liabilities
Interest rate swaps	$-	$6,315	$-	$6,315
Total liabilities	$-	$6,315	$-	$6,315

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$-	$265,933	$-	$265,933
MSRs	-	3,488	-	3,488
Interest rate swaps	-	7,667	-	7,667
Total assets	$—	$277,088	$-	$277,088

Liabilities
Interest rate swaps	$-	$7,492	$-	$7,492
Total liabilities	$-	$7,492	$-	$7,492

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at March 31, 2025 or December 31, 2024.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of:

	March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individual analyzed loans	$-	$-	$380	$380
Loans held for sale	-	711	—	711
Total	$-	$711	$380	$1,091

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individual analyzed loans	$-	$-	$375	$375
Loans held for sale	-	850	—	850
Total	$-	$850	$375	$1,225

There were no transfers between levels during the three months ended March 31, 2025.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected but the assumptions used, including discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying amounts and estimated fair values of the Company’s financial instruments as of the balance sheet dates were as follows:

	March 31, 2025
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$83,082	$83,082	$83,082	$-	$-
Securities available for sale	261,946	261,946	—	261,946	—
Securities held to maturity	16,746	15,992	—	15,992	—
Federal Home Loan Bank stock	14,729	14,729	—	14,729	—
Loans, net	2,211,184	2,053,152	—	—	2,053,152
Loans held for sale	711	711	—	711	—
Accrued interest receivable	8,802	8,802	—	8,802	—
Bank-owned life insurance	35,805	35,805	—	35,805	—
MSRs	3,289	3,289	—	3,289	—
Financial liabilities:			—		—
Deposits, other than certificates of deposit	1,750,877	1,750,877	—	1,750,877	—
Certificates of deposit	380,191	379,385	—	379,385	—
Federal Home Loan Bank advances	325,000	325,901	—	325,901	—
Subordinated debt	27,715	28,305	—	28,305	—
Accrued interest payable	1,949	1,949	—	1,949	—

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$62,444	$62,444	$62,444	$-	$-
Securities available for sale	265,933	265,933	—	265,933	—
Securities held to maturity	16,747	16,630	—	16,630	—
Federal Home Loan Bank stock	14,729	14,729	—	14,729	—
Loans, net	2,176,459	2,002,458	—	—	2,002,458
Loans held for sale	850	850	—	850	—
Accrued interest receivable	8,897	8,897	—	8,897	—
Bank-owned life insurance	35,526	35,526	—	35,526	—
MSRs	3,488	3,448	—	3,448	—
Financial liabilities:			—		—
Deposits, other than certificates of deposit	1,672,652	1,672,652	—	1,672,652	—
Certificates of deposit	390,560	389,633	—	389,633	—
Federal Home Loan Bank advances	325,000	325,527	—	325,527	—
Subordinated debt	27,679	30,797	—	30,797	—
Accrued interest payable	1,697	1,697	—	1,697	—

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and due from banks – The carrying amount of these items is a reasonable estimate of their fair value. Cash and cash equivalents are reported in the Level 1 fair value category.

Available for sale securities and held to maturity securities – Securities are primarily priced using model pricing based on the securities’ relationship to other benchmark quoted prices as provided by an independent third-party and are considered a Level 2 input method.

FHLB Stock – The fair value is based upon the par value of the stock that equates to its carry value and are reported in the Level 2 fair value category.

Loans – Fair value for these instruments is calculated using FASB’s exit pricing guidelines and are considered Level 3.

Accrued interest receivable – The carrying amount approximates fair value for these instruments and are reported in the Level 2 category.

Bank-owned life insurance (BOLI) – BOLI is carried at net cash surrender value of the policies which approximates fair value since that is the approximate liquidation value of these assets. BOLI is reported in the Level 2 fair value category.

Deposits – The fair value of deposits with no stated maturity date, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is based on the carrying value. The fair value of certificates of deposit is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities. Deposits are reported in the Level 2 fair value category

Federal Home Loan Bank advances – Fair value is estimated based on discounted cash flows using current market rates for borrowing with similar terms and are considered Level 2.

Subordinated debt - Fair value is estimated based on discounted cash flows using current market rates for borrowing with similar terms and are considered Level 2.

Accrued interest payable – The carrying amount approximates fair value for these instruments and are reported in the Level 2 category.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements and related notes. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s definitive prospectus dated May 13, 2025, as filed with the Securities and Exchange Commission on May 21, 2025.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan portfolio; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
•
our ability to access cost-effective funding;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to implement and change our business strategies;
•
competition among depository and other financial institutions;
•
adverse changes in the securities or secondary mortgage markets;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;
•
the inability of third-party providers to perform as expected;

•
losses suffered by merchants or Independent Sales Organizations (ISOs) with whom we do business in connection with our payments processing activities;
•
our ability to effectively manage risks related to our payments processing activities;
•
a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
•
our ability to manage market risk, credit risk and operational risk;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board;
•
our ability to attract and retain key employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared to conform with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be our critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

We consider the following accounting policies to be our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management evaluates the appropriateness of the ACL on loans quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. A reversion methodology is applied beyond the reasonable and supportable forecasts. Qualitative adjustments are then considered for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster. The ACL on loans represents our estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics.

Management may also adjust its assumptions to account for differences between expected and actual losses from period-to-period. The variability of management’s assumptions could alter the ACL on loans materially and impact future results of operations and financial condition. The loss estimation models and methods used to determine the ACL are continually refined and enhanced.

Off-Balance Sheet Credit Exposures. In the ordinary course of business, we enter into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded. We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. To appropriately measure expected credit losses, management disaggregates the off-balance sheet credit exposures into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using historical information or industry benchmarks provided by a reputable and independent source, to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date.

Securities Valuation and Allowance for Credit Loss. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. For available for sale debt securities in an unrealized loss position, we first assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management measures expected credit losses on held to maturity debt securities on an individual basis by major security types that share similar risk characteristics, which may include, but is not limited to, credit ratings, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry, and vintage. Management classifies the held to maturity portfolio into the following major security types: subordinated debt and corporate bonds. We invest in subordinated debt issued only by financial institutions.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Given the rarity of subordinated debt and corporate bond defaults and losses, we utilize external third-party financial analysis models as the sole source of default and loss rates. Management may exercise discretion to make adjustments based on various qualitative factors. Changes in the ACL are recorded as credit loss expense (or reversal). A held to maturity debt security is written-off in the period in which a determination is made that all or a portion of the financial asset is uncollectible. Any previously recorded allowance, if any, is reversed and then the amortized cost basis is written down to the amount deemed to be collectible, if any.

Income Taxes. We use the asset and liability (or balance sheet) method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Goodwill. Goodwill is recognized when the fair value of consideration transferred in an acquisition is greater than the fair value of assets acquired and liabilities assumed, and the excess is allocated to goodwill. Goodwill has an indefinite useful life and is evaluated on at least an annual basis for potential impairment, and more often if circumstances warrant more frequent evaluations. An impairment loss is recognized to the extent that the carrying value exceeds fair value. Significant judgment and assumptions are utilized by management in the impairment analysis. Avidia Bank was created by a merger between Hudson Savings Bank and The Westborough Savings Bank in 2007. Goodwill of $11.9 million resulting from the merger is not amortized but is evaluated for impairment on an annual basis. Impairment of goodwill is recognized in earnings. As of March 31, 2025, no impairment has been recognized.

Mortgage Servicing Rights. Servicing rights are recognized as separate assets when rights are acquired through sale of financial assets and recorded at fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Changes in fair value are reported in mortgage banking income.

Loan Matter

In March 2025, a $25.0 million land loan within the construction and land loan portfolio defaulted after missing an interest payment, triggering a reevaluation of the borrower’s financial condition and a valuation of the collateral. This loan, which contractually requires interest-only payments, is the largest in the construction and land loan portfolio. The loan is classified as collateral dependent and future payments are in doubt as the borrower is experiencing financial difficulties. The land collateral was valued, by an independent appraiser, at $52 million in October 2022, based upon permitting the land for the construction of a large life sciences facility. This valuation resulted in a 48% loan-to-value ratio at the time of loan origination. An updated valuation, by an independent appraiser, as of April 4, 2025, valued the property at $7.1 million based on unpermitted multi-family use. The appraiser determined that multi-family use was the highest and best use of the property. The current estimated collateral value, which reflects the updated appraisal of the land and existing cash reserves on hand of $1.4 million, less the estimated costs to sell the property, is $8.3 million. As a result, we charged-off the expected uncollectible loan balance of $16.7 million during the three months ended March 31, 2025. This loan was on non-accrual status and was classified as substandard as of March 31, 2025.

Beginning in late 2023 and continuing into 2024, the commercial real estate market supporting the Greater Boston life sciences industry has faced challenges primarily due to an oversupply of laboratory space as construction has significantly outpaced demand. This oversupply has contributed to excess sublease space. Furthermore, initial public offering activity in the life sciences sector has weakened, which has reduced industry resources to expand laboratory space, which in turn is contributing to a substantial decline in new tenant demand. This oversupply of laboratory space, coupled with weakness in the life sciences capital markets, has negatively impacted the life sciences market.

Our current underwriting standards have evolved since this loan was originated. A non-cash flowing, collateral dependent loan of this size, considering its heightened risk profile, would typically not align with our current underwriting standards. This loan is a unique asset within our loan portfolio, and we do not have other material credit exposure to the life sciences market. We continue to monitor this loan closely.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets increased $50.1 million, or 1.9%, to $2.71 billion at March 31, 2025 from $2.66 billion at December 31, 2024. The increase was primarily the result of increases in net loans and cash and short-term investments, offset, in part, by decreases in securities available for sale.

Cash and Short-term Investments. Cash and short-term investments increased $20.7 million, or 33.0%, to $83.1 million at March 31, 2025 from $62.4 million at December 31, 2024. The increase was due to additional liquidity generated by deposit growth outpacing loan growth.

Securities Available for Sale. Securities available for sale decreased $4.0 million, or 1.5%, to $261.9 million at March 31, 2025 from $265.9 million at December 31, 2024. During the first quarter of 2025, $8.4 million in securities were sold at a net loss of $541 thousand.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock of $14.7 million remained unchanged from December 31, 2024 to March 31, 2025. The amount of stock we are required to purchase is in proportion to our Federal Home Loan Bank borrowings and our total assets.

Loans, net. Loans, net, increased $34.7 million, or 1.6%, to $2.21 billion at March 31, 2025 from $2.18 billion at December 31, 2024. Loan growth from December 31, 2024 to March 31, 2025 related to increases in commercial real estate loans of $24.3 million, or 5.0%, other commercial and industrial loans of $11.8 million, or 2.4%, multi-family real estate loans of $5.6 million, or 6.6%, one to four family residential mortgage loans of $1.7 million, or 0.3%, and home equity and second mortgages of $601 thousand, or 0.9%.

This loan growth was partially offset by decreases from December 31, 2024 to March 31, 2025 of $1.9 million, or 0.4%, in condominium association loans, $6.8 million, or 13.9%, in construction and land loans, and $346 thousand, or 6.8%, in consumer loans.

The growth in loans reflects our strategy to grow the balance sheet by continuing to diversify into higher-yielding loans to improve net margins and manage interest rate risk.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is non-taxable. Bank-owned life insurance increased $279 thousand, or 0.8%, to $35.8 million at March 31, 2025 from $35.5 million at December 31, 2024. The increase was primarily due to an increase in the cash surrender value of existing policies.

Deposits. Deposits increased $67.9 million, or 3.3%, to $2.13 billion at March 31, 2025 from $2.06 billion at December 31, 2024. Core deposits (which we define as all deposits, other than certificates of deposit and brokered deposits) increased $78.2 million, or 4.7%, to $1.75 billion at March 31, 2025 from $1.67 billion at December 31, 2024. The increase was the result of growth in all core deposit categories during the period with a $39.0 million, or 5.7%, increase in interest-bearing checking accounts, a $17.6 million, or 4.6%, increase in regular and other savings accounts, a $15.4 million, or 6.2%, increase in money market accounts and a $6.2 million, or 1.7%, increase in non-interest bearing checking. Certificates of deposit (excluding brokered certificates of deposit) decreased $10.4 million, or 2.9%, to $353.2 million at March 31, 2025 from $363.6 million at December 31, 2024. Brokered deposits remained unchanged at $27.0 million from December 31, 2024 to March 31, 2025.

A significant amount of deposit growth during the three months ended March 31, 2025, resulted, in part, from growth within interest-bearing checking account balances because of increased activity within our commercial deposits and payments businesses.

Federal Home Loan Bank Advances. Advances of $325.0 million remained unchanged from December 31, 2024 to March 31, 2025.

Total Capital. Total capital decreased $7.8 million, or 4.0%, to $186.1 million at March 31, 2025 from $193.8 million at December 31, 2024, due to a net loss of $11.6 million for the three months ended March 31, 2025, offset, in part, by a decrease in accumulated other comprehensive loss of $3.8 million. The decrease in accumulated other comprehensive loss was primarily due to the impact of the lower market interest rate environment on our unrealized loss on available for sale securities and interest rate swaps.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Yields on tax-exempt securities have not been computed on a tax-equivalent basis, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees are immaterial. Loan balances include loans held for sale.

	For the Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$37,105	$215	2.35%	$45,131	$470	4.19%
Securities	309,608	2,651	3.47	283,791	2,120	3.00
Loans	2,214,952	28,183	5.16	2,172,173	27,258	5.05
Total interest-earning assets	2,561,665	31,049	4.92	2,501,095	29,848	4.80
Noninterest-earning assets	105,220			95,404
Total assets	$2,666,885			$2,596,499
Interest-bearing liabilities:
NOW accounts	$690,014	813	0.48%	$594,571	790	0.53%
Money market accounts	260,430	842	1.31	312,543	1,156	1.49
Regular and other savings accounts	383,017	2,098	2.22	282,122	1,590	2.27
Certificates of deposit	387,556	3,978	4.16	376,040	4,051	4.33
Total interest-bearing deposits	1,721,017	7,731	1.82	1,565,276	7,587	1.95
Federal Home Loan Bank advances	339,814	3,792	4.53	383,041	4,359	4.58
Subordinated debt	27,691	315	4.61	27,555	315	4.60
Total interest-bearing liabilities	2,088,522	11,838	2.30	1,975,872	12,261	2.50
Noninterest-bearing demand deposits	336,000			394,826
Other noninterest-bearing liabilities	45,439			42,421
Total liabilities	2,469,961			2,413,119
Total capital	196,924			183,380
Total liabilities and capital	$2,666,885			$2,596,499
Net interest income		$19,211			$17,587
Net interest rate spread (1)			2.62%			2.30%
Net interest-earning assets (2)	$473,143			$525,223
Net interest margin (3)			3.04%			2.83%
Average interest-earning assets to interest-bearing liabilities			122.65%			126.58%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

Net Loss/Income. Net loss was $11.6 million for the three months ended March 31, 2025, compared to net income of $3.5 million for the three months ended March 31, 2024, a decrease of $15.1 million. The decrease was primarily due to a $17.0 million increase in the provision for credit losses, a $3.7 million increase in non-interest expense, and a $2.2 million decrease in non-interest income, partially offset by a $1.6 million increase in net interest income.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 4.0%, to $31.0 million for the three months ended March 31, 2025, from $29.8 million for the three months ended March 31, 2024, primarily due to a $925 thousand increase in interest on loans. The increase in interest on loans resulted primarily from an increase of $42.8 million in the average balance of loans to $2.21 billion for the three months ended March 31, 2025 from $2.17 billion for the three months ended March 31, 2024, due to growth in the commercial real estate portfolio. The weighted average yield on loans increased to 5.16% for the three months ended March 31, 2025 compared to 5.05% for the three months ended March 31, 2024.

Average interest-earning assets increased $60.6 million, to $2.56 billion for the three months ended March 31, 2025, from $2.50 billion for the three months ended March 31, 2024. The yield on interest-earning assets increased to 4.92% for the three months ended March 31, 2025, from 4.80% for the three months ended March 31, 2024.

Interest Expense. Total interest expense decreased $423 thousand, or 3.5%, to $11.8 million for the three months ended March 31, 2025, from $12.3 million for the three months ended March 31, 2024. Interest expense on Federal Home Loan Bank advances decreased $567 thousand, or 13.0%, to $3.8 million for the three months ended March 31, 2025, from $4.4 million for the three months ended March 31, 2024, due to a decrease in the average advances of $43.2 million between periods. Interest expense on deposit accounts increased $144 thousand, or 1.9%, to $7.7 million for the three months ended March 31, 2025, from $7.6 million for the three months ended March 31, 2024, due to an increase in the average balance of interest-bearing deposits of $155.7 million, or 9.9%, to $1.72 billion for the three months ended March 31, 2025, from $1.57 billion for the three months ended March 31, 2024, offset, in part, by a decrease in the weighted average rate on interest-bearing deposits to 1.82% for the three months ended March 31, 2025, from 1.95% for the three months ended March 31, 2024.

Net Interest Income. Net interest income increased $1.6 million, or 9.2%, to $19.2 million for the three months ended March 31, 2025, from $17.6 million for the three months ended March 31, 2024, primarily due to an increase in net interest margin to 3.04% for the three months ended March 31, 2025, from 2.83% for the three months ended March 31, 2024 and $60.6 million increase in the average balance of interest-earning assets during the three months ended March 31, 2025. Net interest rate spread increased to 2.62%, for the three months ended March 31, 2025, compared to 2.30% for the three months ended March 31, 2024. The increase in net interest margin and spread was driven by an increase in the weighted average yield on interest earning assets combined with a decrease in the weighted average rate paid on interest-bearing liabilities to 2.30% for the three months ended March 31, 2025, from 2.50% for the three months ended March 31, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $17.6 million was recorded for the three months ended March 31, 2025, compared to a provision of $630,000 for the three months ended March 31, 2024. The $17.0 million increase is primarily related to the $16.7 million charge-off related to the land loan. See “—Loan Matter” above.

Non-interest Income. Non-interest income decreased $2.2 million, or 36.8%, to $3.7 million for the three months ended March 31, 2025, from $5.9 million for the three months ended March 31, 2024. The decrease was primarily due to the $1.9 million decrease in net gains and losses on equity and available for sale securities, from a loss of $541 thousand for the three months ended March 31, 2025, compared to a $1.4 million gain for the three months ended March 31, 2024. Non-interest income was also impacted by a $378 thousand decrease in the valuation of mortgage servicing rights for the three months ended March 31, 2025, compared to March 31, 2024, resulting from a decline in market interest rates.

Non-interest Expense. Non-interest expense increased $3.7 million, or 20.6%, to $21.8 million for the three months ended March 31, 2025, from $18.1 million for the three months ended March 31, 2024. Salary and employee benefit expenses increased $3.0 million, or 34.4%, primarily due to a $1.1 million increase in the long-term incentive expense resulting from the termination of the plan and immediate vesting of participants, a $1.1 million increase in short-term incentive, payroll taxes and retirement expenses, and a $689 thousand increase in salaries. Data processing costs increased $1.2 million, or 53.2%, primarily due to a new on-line banking platform, increased account volume and licensing costs, and one-time expenses of $379 thousand related to contract terminations. All other non-interest expenses decreased $397 thousand, or 5.5%, to $6.9 million for the three months ended March 31, 2025, from $7.3 million for the three months ended March 31, 2024, due to lower advertising expense and the sale of the credit card portfolio.

Income Tax Benefit/Expense. Income tax benefit was $4.9 million for the three months ended March 31, 2025, compared to an income tax expense of $1.2 million for the three months ended March 31, 2024. The effective tax rate was 29.8% and 25.5% for the three months ended March 31, 2025, and March 31, 2024, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. In addition, we have available credit facilities with the Federal Home Loan Bank of Boston, correspondent banks, and the Federal Reserve Bank of Boston. At March 31, 2025, we had the ability to borrow $684.5 million from the Federal Home Loan Bank of Boston, of which $325.0 million was outstanding. At March 31, 2025, we also had a $500 thousand line of credit with the Federal Home Loan Bank of Boston with no borrowings outstanding. At March 31, 2025, we had $18.0 million of available lines of credit with correspondent banks with no borrowings outstanding under any of them. At March 31, 2025, we also had aggregate available borrowing capacity of $330.0 million through the discount window and the borrower-in-custody program at the Federal Reserve Bank of Boston with no borrowings under either facility.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See the accompanying Consolidated Statements of Cash Flows for further information.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. The net proceeds from the stock offering will significantly increase our liquidity.

At March 31, 2025, Avidia Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. We anticipate that we will have sufficient funds available to meet our current lending commitments. At March 31, 2025, off-balance sheet commitments totaled $422.9 million.

Contractual Obligations. In the ordinary course of business, we enter into certain contractual obligations, including operating leases for premises and equipment, among others.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in market interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk according to the policy and guidelines approved by our board of directors. The Asset Liability Committee meets at least quarterly, is comprised of directors, executive officers and certain senior management, and reports to the full board of directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
maintaining capital levels that exceed the thresholds for well-capitalized status under applicable regulations;
•
maintaining a prudent level of liquidity;
•
growing our volume of low-cost core deposit accounts;
•
using our investment securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of market interest rate movements on net interest income and economic value of equity;
•
using wholesale funding, in the form of Federal Home Loan Bank advances and brokered deposits in a prudent manner;
•
continuing to diversify our loan portfolio by seeking to grow commercial-related loans, which typically have shorter maturities; and
•
continuing to sell long term, fixed-rate one-to-four family residential mortgage loans in the secondary market while retaining adjustable-rate one-to-four family residential mortgage loans in our loan portfolio.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

Interest Rate Swaps. We employ various financial risk methodologies that limit, or “hedge,” the adverse effects of increasing or decreasing market interest rates on our investment portfolio, loan portfolio and short-term liabilities, such as Federal Home Loan Bank advances. At March 31, 2025, we had interest rate swaps related to Federal Home Loan Bank advances with a notional amount of $150.0 million and interest rate swaps on agency securities with a notional amount of $10.0 million. We also engage in hedging strategies with respect to arrangements where our commercial banking customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. At March 31, 2025, we had interest rate swaps related to customer loans of a notional amount of $87.5 million. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of March 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by the board of directors.

At March 31, 2025
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$71,347	(16.30)%
300	74,947	(12.10)%
200	78,527	(7.90)%
100	82,618	(3.10)%
Level	85,274	-%
(100)	87,025	2.10%
(200)	87,333	2.40%
(300)	87,446	2.50%
(400)	88,343	3.60%

(1)
Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at March 31, 2025, we would have experienced a 7.9% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.4% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100 or 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At March 31, 2025
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$249,683	$(88,033)	(26.1)%	11%	-236
300	272,378	(65,338)	(19.3)%	12%	-167
200	295,004	(42,712)	(12.6)%	12%	-103
100	317,223	(20,493)	(6.1)%	13%	-46
Level	337,716	-	0%	13%	-
(100)	359,432	21,716	6.4%	14%	44
(200)	358,074	20,358	6.0%	13%	6
(300)	343,596	5,880	1.7%	13%	-76
(400)	308,062	(29,654)	(8.8)%	11%	-223

(1)
Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2025, we would have experienced a 12.6% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 6.0% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, mortgage servicing rights, deposits and borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective

Changes in Internal Controls Over Financial Reporting. During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. Avidia Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on Avidia Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Avidia Bancorp, Inc. (1)
3.2	Bylaws of Avidia Bancorp, Inc. (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), initially filed on March 14, 2025.
(2)
Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), initially filed on March 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIDIA BANCORP, INC.

Date: June 27, 2025	/s/ Robert D. Cozzone
Robert D. Cozzone
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: June 27, 2025	/s/ Jonathan Nelson
Jonathan Nelson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)