Form 10-Q
period 2025-06-30
Avidia Bancorp, Inc.
filed 2025-08-14
CIK 2058758

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 001-42775

Avidia Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-4239888
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

42 Main Street, Hudson, Massachusetts	01749
(Address of Principal Executive Offices)	(Zip Code)

(800) 508-2265

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	AVBC	New York Stock Exchange

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

There were 20,076,250 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 12, 2025.

Avidia Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Avidia Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 28, 2025, to serve as the bank holding company for Avidia Bank upon the consummation of the conversion of Assabet Valley Bancorp, the mutual holding company and sole stockholder of Avidia Bank, from the mutual form of organization to the stock form of organization. The conversion was completed on July 31, 2025. As of June 30, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report relate to Assabet Valley Bancorp.

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

Part I. – Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Assabet Valley Bancorp and Subsidiary

June 30, 2025 (Unaudited) and December 31, 2024

Consolidated Balance Sheets

(In thousands)	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$24,667	$15,660
Short-term investments	283,919	46,784
Total cash and cash equivalents	308,586	62,444

Securities available for sale, at fair value (amortized cost $286,704 in 2025 and $293,649 in 2024)	266,249	265,933
Securities held to maturity, at amortized cost (fair value $15,976 in 2025 and $16,630 in 2024)	16,747	16,747
Total securities	282,996	282,680

Federal Home Loan Bank stock, at cost	12,083	14,729

Loans held for sale	—	850

Total loans	2,248,021	2,198,200
Allowance for credit losses	(23,425)	(21,741)
Net loans	2,224,596	2,176,459

Premises and equipment, net	29,098	28,498
Bank-owned life insurance	36,093	35,526
Accrued interest receivable	8,922	8,897
Net deferred tax asset	11,323	12,795
Goodwill	11,936	11,936
Mortgage servicing rights	3,253	3,488
Other assets	29,022	18,237
Total assets	$2,957,908	$2,656,539
Liabilities:
Deposits	$2,439,608	$2,063,212
Federal Home Loan Bank advances	260,000	325,000
Subordinated debt	27,738	27,679
Mortgagors' escrow accounts	3,498	3,620
Accrued expenses and other liabilities	35,638	43,201
Total liabilities	2,766,482	2,462,712
Capital:
Retained earnings	207,555	215,270
Accumulated other comprehensive loss	(16,129)	(21,443)
Total capital	191,426	193,827
Total liabilities and capital	$2,957,908	$2,656,539

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$28,883	$27,492	$57,067	$54,750
Securities	2,555	2,833	5,206	4,953
Other	421	568	636	1,038
Total interest and dividend income	31,859	30,893	62,909	60,741
Interest expense:
Deposits	7,242	8,285	14,973	15,872
Federal Home Loan Bank advances	3,647	3,985	7,439	8,344
Subordinated debt	352	315	667	630
Total interest expense	11,241	12,585	23,079	24,846
Net interest income	20,618	18,308	39,830	35,895
Credit loss expense (reversal) - loans	1,523	(130)	18,828	180
Credit loss (reversal) expense - off-balance sheet credit exposures	(452)	(190)	(141)	130
Net interest income, after credit loss expense (reversal)	19,547	18,628	21,143	35,585
Non-interest income:
Customer service fees	884	762	1,785	1,620
Net loss on sale of securities available for sale	(78)	(1,366)	(619)	(1,366)
Net recognized gain on equity securities	—	273	—	1,637
Net write down on premises and equipment no longer in use	—	—	(356)	—
Payment processing income	2,079	1,798	4,271	3,660
Income on bank-owned life insurance	289	195	568	407
Mortgage banking income	162	408	178	858
Investment commissions	312	352	662	660
Debit card income	793	573	1,318	1,109
Credit card income	58	335	107	566
Other	747	115	1,060	193
Total non-interest income	5,246	3,445	8,974	9,344
Non-interest expense:
Salaries and employee benefits	8,909	8,701	20,475	17,308
Occupancy and equipment	2,042	2,384	4,060	4,468
Data processing	2,994	2,218	6,372	4,423
Professional fees	1,088	739	1,749	1,254
Payment processing	932	992	1,975	2,012
Deposit insurance	780	687	1,412	1,396
Advertising	310	334	575	779
Telecommunications	96	101	188	205
Problem loan and foreclosed real estate, net	194	100	306	184
Other general and administrative	2,418	2,707	4,484	5,031
Total non-interest expense	19,763	18,963	41,596	37,060
Income (loss) before income tax expense (benefit)	5,030	3,110	(11,479)	7,869
Income tax expense (benefit)	1,158	759	(3,764)	1,973
Net income (loss)	$3,872	$2,351	$(7,715)	$5,896

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$3,872	$2,351	$(7,715)	$5,896
Other comprehensive income:
Securities available for sale
Unrealized holding gains (losses) arising during period	1,995	(137)	6,642	(2,130)
Reclassification adjustment for losses realized in income (1)	78	1,366	619	1,366
Cash flow hedge
Unrealized holding (loss) gain	(160)	42	(474)	1,236
Other comprehensive income, before tax	1,913	1,271	6,787	472
Deferred tax effect	(416)	(317)	(1,473)	(120)
Other comprehensive income	1,497	954	5,314	352
Comprehensive income (loss)	$5,369	$3,305	$(2,401)	$6,248

(1)
Amounts are included in net loss on sale of securities available for sale on the Consolidated Statements of Operations. The income tax benefit associated with the reclassification adjustment for the three and six months ended June 30, 2025 was $22 thousand and $174 thousand, respectively. The income tax benefit associated with the reclassification adjustment for the three and six months ended June 30, 2024 was $384 thousand for both periods.

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Changes in Capital (Unaudited)

(In thousands)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	$207,331	$(23,591)	$183,740
Net income	2,351	—	2,351
Other comprehensive income	—	954	954
Balance at June 30, 2024	$209,682	$(22,637)	$187,045

Balance at March 31, 2025	$203,683	$(17,626)	$186,057
Net income	3,872	—	3,872
Other comprehensive income	—	1,497	1,497
Balance at June 30, 2025	$207,555	$(16,129)	$191,426

(In thousands)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$203,786	$(22,989)	$180,797
Net income	5,896	—	5,896
Other comprehensive income	—	352	352
Balance at June 30, 2024	$209,682	$(22,637)	$187,045

Balance at December 31, 2024	$215,270	$(21,443)	$193,827
Net loss	(7,715)	—	(7,715)
Other comprehensive income	—	5,314	5,314
Balance at June 30, 2025	$207,555	$(16,129)	$191,426

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(7,715)	$5,896
Adjustments to reconcile net (loss) income to net cash
(used) provided by operating activities:
Depreciation and amortization of premises and equipment	1,276	1,230
Credit loss expense - loans	18,828	180
Credit loss (reversal) expense - off-balance sheet credit exposures	(141)	130
Net loss on sale of securities available for sale	619	1,366
Net recognized gains on equity securities	—	(1,637)
(Gain) loss on sale of loans	(79)	26
Net write down on premises and equipment no longer in use	356	—
Gain on sale of other real estate owned	—	(43)
Net (amortization) accretion of securities	(100)	27
Proceeds from sale of loans	1,916	8,567
Loans originated for sale	(987)	(10,077)
Amortization of right of use assets	233	225
Amortization of subordinated debt issuance costs	59	63
Increase in cash surrender value of bank-owned life insurance	(568)	(407)
(Increase) decrease in income tax receivable	(5,728)	112
Net change in accrued interest receivable	(25)	(489)
Other, net	(12,512)	(4,392)
Net cash (used) provided by operating activities	(4,568)	777
Cash flows from investing activities:
Securities available for sale
Maturities, principal payments, calls and sales	38,529	28,764
Purchases	(32,103)	(57,330)
Securities held to maturity
Purchases	—	(1,000)
Equity securities
Sales	—	3,090
Purchases	—	(2,108)
Redemption of Federal Home Loan Bank stock	7,452	7,855
Purchases of Federal Home Loan Bank stock	(4,806)	(7,242)
Loan originations, net of principal payments	(67,172)	(13,550)
Proceeds from sale of premises and equipment	156	—
Purchases of premises and equipment	(2,620)	(1,138)
Proceeds from sale of other real estate owned	—	282
Net cash used by investing activities	(60,564)	(42,377)

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from financing activities:
Net change in deposits	376,396	74,383
Net change in short-term Federal Home Loan Bank advances	(15,000)	(20,000)
Repayment of long-term Federal Home Loan Bank advances	(50,000)	(8,700)
Net change in mortgagors' escrow accounts	(122)	(361)
Net cash provided by financing activities	311,274	45,322
Net change in cash and cash equivalents	246,142	3,722
Cash and due from banks at beginning of year	62,444	70,343
Cash and due from banks at end of year	$308,586	$74,065
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$23,489	$24,937
Income taxes paid, net of refunds	2,061	1,697

The accompanying notes are an integral part of these consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND CONVERSION PLAN

Avidia Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 28, 2025, to serve as the bank holding company for Avidia Bank upon the consummation of the conversion of Assabet Valley Bancorp, the mutual holding company and sole stockholder of Avidia Bank, from the mutual form of organization to the stock form of organization. As of June 30, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report relate to Assabet Valley Bancorp.

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

The transactions contemplated by the Plan are subject to approval by the corporators of Assabet Valley Bancorp, the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System. The corporators of Assabet Valley Bancorp approved the Plan at a special meeting of corporators held on April 28, 2025. The conversion and stock offering was completed on July 31, 2025, and eligible conversion and offering costs were deducted from the stock offering proceeds. As of June 30, 2025, the Company had incurred $2.2 million in costs related to the conversion and stock offering.

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

Management has evaluated subsequent events through the date these financial statements were issued. As previously disclosed, Avidia Bancorp, Inc. was incorporated on February 28, 2025, to serve as the bank holding company for Avidia Bank upon the consummation of the conversion of Assabet Valley Bancorp, the mutual holding company and sole stockholder of Avidia Bank, from the mutual form of organization to the stock form of organization. The conversion was completed on July 31, 2025. Besides the conversion, there were no other subsequent events that require recognition and/or disclosure in the consolidated financial statements.

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

Tax Credit Investments

The Company invests in qualified affordable housing projects through limited liability entities to obtain tax benefits and to contribute to its local community. The Company has elected to account for these investments using the proportional amortization method whereby the amortization of the investment in the limited liability entity is in proportion to the tax credits utilized each year and amortization is recognized in the consolidated statements of operations as a component of

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

income tax expense (benefit). These investments are reported in other assets in the consolidated balance sheets in the amounts of $1.0 million and $1.2 million at June 30, 2025 and December 31, 2024, respectively.

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

Accounting policies for segments are the same as those described herein. Segment performance is evaluated using consolidated net income. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the consolidated statements of cash flows.

Sale of Direct Merchant Portfolio

During the second quarter of 2025, the Company sold the Direct Merchant Processing Book, which had gross sales volume of approximately $17.0 million for the quarter ended June 30, 2025.

NOTE 3. RECENT ACCOUNTING DEVELOPMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, such as requiring the disclosure of specific categories in the rate reconciliation and the disaggregation of income tax expense and income taxes paid by federal, state, and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024. The Company does not believe the ASU will have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and held to maturity, with gross unrealized gains and losses at the dates indicated:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$96,814	$119	$(6,162)	$90,771
Municipal securities	8,784	—	(685)	8,099
Residential mortgage-backed securities(1)	179,606	756	(14,244)	166,118
Other	1,500	—	(239)	1,261
Total securities available for sale	$286,704	$875	$(21,330)	$266,249
Securities Held to Maturity
Corporate bonds	$500	$—	$(43)	$457
Subordinated debt securities	16,247	—	(728)	15,519
Total securities held to maturity	$16,747	$—	$(771)	$15,976

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$122,673	$36	$(9,720)	$112,989
Municipal securities	8,823	—	(684)	8,139
Residential mortgage-backed securities(1)	160,152	100	(17,104)	143,148
Other	2,001	—	(344)	1,657
Total securities available for sale	$293,649	$136	$(27,852)	$265,933
Securities Held to Maturity
Corporate bonds	$500	$—	$(35)	$465
Subordinated debt securities	16,247	—	(82)	16,165
Total securities held to maturity	$16,747	$—	$(117)	$16,630

(1)
Residential mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

Management determined there was no ACL required for securities available for sale and securities held to maturity as of June 30, 2025 and December 31, 2024.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2025 follows. Expected maturities will differ from contractual maturities because the issuers have, in certain instances, the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
June 30, 2025
Within 1 year	$5,104	$5,095	$—	-	$—
After 1 year through 5 years	72,684	69,180	1,000		999
After 5 years through 10 years	19,729	17,457	15,247		14,519
Over 10 years	8,081	7,138	500		458
Total securities with defined maturities	105,598	98,870	16,747		15,976
Other	1,500	1,261	—		—
Residential mortgage-backed securities	179,606	166,118	—		—
Total	$286,704	$266,249	$16,747		$15,976

Investment securities with a carrying value of $79.4 million and $86.3 million were pledged as collateral at June 30, 2025 and December 31, 2024, respectively, for borrowings available through the Federal Reserve Bank of Boston discount window (see Note 8). Investment securities with a carrying value of $186.6 million and $196.5 million were pledged as collateral at June 30, 2025 and December 31, 2024, respectively, for borrowings available with the Federal Home Loan Bank (see Note 8).

During the three and six months ended June 30, 2025, proceeds from sales of securities available for sale amounted to $400 thousand and $8.3 million, respectively. During the three and six months ended June 30, 2024, proceeds from sales of securities available for sale amounted to $19.2 million. During the three months ended June 30, 2025, there were gross losses of $78 thousand and no gross gains. During the six months ended June 30, 2025, there were gross losses of $619 thousand and no gross gains. During the three and six months ended June 30, 2024, there were gross losses of $1.4 million and gross gains of $4 thousand.

The following table summarizes securities in an unrealized loss position for which an ACL has not been recorded. Information pertaining to securities with gross unrealized losses at June 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$1	$2,496	$6,161	$70,650	$6,162	$73,146
Municipal securities	—	—	685	8,099	685	8,099
Residential mortgage-backed securities	99	12,235	14,145	84,340	14,244	96,575
Other	—	—	239	1,261	239	1,261
Total securities available for sale	$100	$14,731	$21,230	$164,350	$21,330	$179,081

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$43	$20,440	$9,677	$80,057	$9,720	$100,497
Municipal securities	28	1,005	656	7,134	684	8,139
Residential mortgage-backed securities	260	44,007	16,844	78,044	17,104	122,051
Other	—	—	344	1,657	344	1,657
Total securities available for sale	$331	$65,452	$27,521	$166,892	$27,852	$232,344

The unrealized losses on the Company’s available for sale residential mortgage-backed securities (residential MBS) and debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell any of the available for sale securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in market interest rates and other market conditions, were not reflective of credit events, and the issuers continue to make timely principal and interest payments on the residential MBS and debt security instruments. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt and residential MBS are backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit risk. The Company’s unrealized losses from municipal bonds were due to changes in the market interest rate environment and not reflective of credit events. The issuers of these bonds are all Massachusetts based and have no history of credit losses. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investments. The Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the municipal bonds.

Held to maturity corporate bond and subordinated debt holdings are comprised of high credit quality financial institutions. High credit quality corporate bonds and subordinated debt obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of well capitalized and strong performing financial institutions. Accordingly, the Company determined that the expected credit loss on its held to maturity portfolio was immaterial, and therefore, an allowance was not carried on its held to maturity debt securities at June 30, 2025 and December 31, 2024.

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

The composition of net loans as of June 30, 2025 was as follows:

June 30, 2025
(In thousands)
Real estate loans
Home equity and second mortgages	$74,439
One to four family residential	514,108
Commercial real estate	512,509
Commercial real estate multi-family	91,845
Construction & land	48,900
Total real estate loans	1,241,801
Commercial loans
Commercial & industrial	502,434
Condominium associations	496,161
PPP loans	68
Total commercial loans	998,663
Consumer loans
Consumer	4,543
Total consumer loans	4,543
Total loans	2,245,007
Allowance for credit losses	(23,425)
Net deferred loan costs	3,014
Loans, net	$2,224,596

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

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure: The Chief Credit Officer (CCO) maintains the Credit Risk Rating System, which is comprised of 10 levels of risk, inclusive of 4 Criticized and Classified ratings that align with regulatory definitions of Special Mention, Substandard, Doubtful and Loss. The CCO or the Credit Manager reviews all recommended risk rating changes and controls the final assessment of risk rating. The Company maintains a Loan Review Policy which addresses internal and external review requirements and process, which is approved annually by the Board of Director’s Risk Committee and the Board of Directors. The CCO provides quarterly reporting and updates to the Risk Committee, including the presentation of the ACL calculation and balance.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As noted above, the Company's loan portfolio segments were updated during the first quarter of 2025. As of June 30, 2025 the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

The following tables present the activity in the ACL by portfolio segment for the three months ended June 30, 2025 and 2024:

	Balance	Credit loss			Balance
	March 31,	expense /	Loans		June 30,
(In thousands)	2025	(reversal)	charged-off	Recoveries	2025
Three Months Ended June 30, 2025
Real estate loans
Home equity and second mortgages	$192	$17	$—	$1	$210
One to four family residential	2,363	262	—	—	2,625
Commercial real estate	7,946	(230)	—	25	7,741
Commercial real estate multi-family	316	3	—	—	319
Construction & land	442	1,117	—	—	1,559
Total real estate loans	11,259	1,169	—	26	12,454
Commercial loans
Commercial & industrial	8,164	376	(18)	38	8,560
Condominium associations	2,311	(10)	—	—	2,301
PPP loans	2	(1)	—	—	1
Total commercial loans	10,477	365	(18)	38	10,862
Consumer loans
Consumer	112	(7)	—	4	109
Credit cards	1	(4)	—	3	-
Total consumer loans	113	(11)	—	7	109
Total ACL on loans:	$21,849	$1,523	$(18)	$71	$23,425

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Balance	Credit loss			Balance
	March 31,	expense /	Loans		June 30,
(In thousands)	2024	(reversal)	charged-off	Recoveries	2024
Three Months Ended June 30, 2024
Business manager	$32	$4	$—	$—	$36
Condominium associations	2,445	65	—	—	2,510
Construction & land	701	(28)	—	43	716
Corporate credit card	27	52	(81)	2	-
Commercial real estate	7,618	101	—	10	7,729
Commercial real estate multi-family	135	10	—	—	145
Dental commercial and industrial	2,610	136	—	—	2,746
Other business	4,329	(278)	(42)	11	4,020
Solar	197	(16)	—	—	181
Vehicle financing	500	(32)	—	—	468
Home equity	200	(124)	—	132	208
Residential real estate	2,087	11	—	—	2,098
Overdraft and unsecured	15	—	—	—	15
Consumer credit card	6	(7)	(6)	7	—
Consumer installment	4	(24)	-	23	3
Total ACL on loans:	$20,906	$(130)	$(129)	$228	$20,875

The following tables present the activity in the ACL by portfolio segment for the six months ended June 30, 2025 and 2024:

	Balance	Credit loss			Balance
	Decmeber 31,	expense /	Loans		June 30,
(In thousands)	2024	(reversal)	charged-off	Recoveries	2025
Six Months Ended June 30, 2025
Real estate loans
Home equity and second mortgages	$189	$19	$—	$2	$210
One to four family residential	2,364	261	—	—	2,625
Commercial real estate	7,522	184	—	35	7,741
Commercial real estate multi-family	326	(7)	—	—	319
Construction & land	586	17,722	(16,749)	—	1,559
Total real estate loans	10,987	18,179	(16,749)	37	12,454
Commercial loans
Commercial & industrial	7,889	1,080	(462)	53	8,560
Condominium associations	2,839	(538)	—	—	2,301
PPP loans	—	1	—	—	1
Total commercial loans	10,728	543	(462)	53	10,862
Consumer loans
Consumer	26	114	(38)	7	109
Credit cards	—	(8)	—	8	-
Total consumer loans	26	106	(38)	15	109
Total ACL on loans:	$21,741	$18,828	$(17,249)	$105	$23,425

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		June 30,
(In thousands)	2023	(reversal)	charged-off	Recoveries	2024
Six Months Ended June 30, 2024
Business manager	$48	$(12)	$—	$—	$36
Condominium associations	2,467	43	—	—	2,510
Construction & land	707	(34)	—	43	716
Corporate credit card	88	(8)	(84)	4	-
Commercial real estate	7,504	215	—	10	7,729
Commercial real estate multi-family	132	13	—	—	145
Dental commercial and industrial	2,633	113	—	—	2,746
Other business	4,208	35	(238)	15	4,020
Solar	137	44	—	—	181
Vehicle financing	603	(135)	—	—	468
Home equity	193	(119)	—	134	208
Residential real estate	2,019	79	—	—	2,098
Overdraft and unsecured	15	1	(1)	—	15
Consumer credit card	22	(23)	(10)	11	—
Consumer installment	5	(32)	—	30	3
Total ACL on loans:	$20,781	$180	$(333)	$247	$20,875

Credit Quality Indicators

To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial and commercial real estate segments are represented by Grades 1 through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to, annual credit and loan reviews, periodic reviews of loan performance metrics, such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ACL on loans:

Loans rated 1 – 5: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated M: Loans in this category are typically smaller loans that have met the Company’s underwriting criteria and are monitored based on repayment history. Financial statements and other data may or may not be requested from the borrower.

Loans rated P: Loans in this category are considered 100 percent SBA guaranteed loans issued under the SBA's PPP.

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

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The risk ratings within the loan portfolio and current period charge-offs for the six months ended June 30, 2025, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
June 30, 2025
Home equity and second mortgages:
Risk Rating
Pass (Rated 1-5, M, P)	$84	$990	$1,479	$882	$157	$1,635	$69,212	$74,439
Total	$84	$990	$1,479	$882	$157	$1,635	$69,212	$74,439
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
One to four family residential:
Risk Rating
Pass (Rated 1-5, M, P)	$29,893	$42,784	$73,600	$136,743	$88,638	$142,450	$—	$514,108
Total	$29,893	$42,784	$73,600	$136,743	$88,638	$142,450	$—	$514,108
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$57,990	$45,124	$24,389	$103,235	$89,066	$187,757	$—	$507,561
Special Mention (6-7)	—	—	—	—	—	4,283	—	4,283
Substandard (8)	—	—	—	255	410	—	—	665
Total	$57,990	$45,124	$24,389	$103,490	$89,476	$192,040	$—	$512,509
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate multi-family:
Risk Rating
Pass (Rated 1-5, M, P)	$13,050	$7,885	$8,537	$19,262	$16,386	$26,725	$—	$91,845
Total	$13,050	$7,885	$8,537	$19,262	$16,386	$26,725	$—	$91,845
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$2,911	$8,521	$1,651	$14,255	$—	$287	$4,852	$32,477
Special Mention (6-7)	—	—	—	7,493	—	—	—	7,493
Substandard (8)	—	—	8,930	—	—	—	—	8,930
Total	$2,911	$8,521	$10,581	$21,748	$—	$287	$4,852	$48,900
Current period gross charge-off	$—	$—	$16,749	$—	$—	$—	$—	$16,749
Commercial & Industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$54,159	$53,940	$41,897	$50,320	$50,824	$131,574	$93,016	$475,730
Special Mention (6-7)	—	—	—	1,085	6,043	2,625	8,350	18,103
Substandard (8)	—	579	1,338	—	—	3,430	685	6,032
Doubtful (9)	—	—	14	294	—	1,102	—	1,410
Loss (10)	—	693	97	—	—	319	50	1,159
Total	$54,159	$55,212	$43,346	$51,699	$56,867	$139,050	$102,101	$502,434
Current period gross charge-off	$—	$—	$—	$162	$11	$289	$—	$462
Condominiumn associations:
Risk Rating
Pass (Rated 1-5, M, P)	$2,873	$9,953	$45,193	$231,490	$87,922	$118,730	$—	$496,161
Total	$2,873	$9,953	$45,193	$231,490	$87,922	$118,730	$—	$496,161
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
PPP Loans
Risk Rating
Pass (Rated 1-5, M, P)	$—	$—	$—	$—	$64	$4	$—	$68
Total	$—	$—	$—	$—	$64	$4	$—	$68
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Risk Rating
Pass (Rated 1-5, M, P)	$610	$715	$1,133	$578	$110	$1,306	$91	$4,543
Total	$610	$715	$1,133	$578	$110	$1,306	$91	$4,543
Current period gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$38

The risk ratings within the loan portfolio and current period charge-offs for the year ended December 31, 2024, by loan segment and origination year were as follows:

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024
Business manager:
Risk Rating
Pass (Rated 1-5, M, P)	$—	$—	$—	$—	$—	$—	$1,939	$1,939
Total	$—	$—	$—	$—	$—	$—	$1,939	$1,939
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Condominium associations:
Risk Rating
Pass (Rated 1-5, M, P)	$9,700	$38,452	$228,814	$90,387	$68,371	$55,148	$—	$490,872
Special Mention (6-7)	—	—	4,003	—	—	—	—	4,003
Total	$9,700	$38,452	$232,817	$90,387	$68,371	$55,148	$—	$494,875
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$8,076	$28,220	$10,688	$1,200	$—	$293	$551	$49,028
Total	$8,076	$28,220	$10,688	$1,200	$—	$293	$551	$49,028
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Corporate credit card:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$84	$84
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$46,807	$24,770	$103,710	$89,739	$71,710	$112,596	$—	$449,332
Special Mention (6-7)	—	—	3,706	1,318	—	27,230	—	32,254
Substandard (8)	—	—	262	425	—	1,833	—	2,520
Total	$46,807	$24,770	$107,678	$91,482	$71,710	$141,659	$—	$484,106
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate multi-family:
Risk Rating
Pass (Rated 1-5, M, P)	$7,452	$8,633	$20,192	$16,966	$11,664	$17,056	$—	$81,963
Special Mention (6-7)	—	—	—	794	1,039	109	—	1,942
Total	$7,452	$8,633	$20,192	$17,760	$12,703	$17,165	$—	$83,905
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Dental commercial & industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$19,783	$22,320	$28,021	$29,864	$23,008	$52,484	$5,138	$180,618
Special Mention (6-7)	—	—	1,139	6,301	598	495	599	9,132
Substandard (8)	—	—	—	—	—	320	100	420
Doubtful (9)	—	—	57	12	—	280	—	349
Total	$19,783	$22,320	$29,217	$36,177	$23,606	$53,579	$5,837	$190,519
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Other business:
Risk Rating
Pass (Rated 1-5, M, P)	$40,560	$11,008	$24,977	$12,309	$8,997	$26,564	$63,185	$187,600
Special Mention (6-7)	—	39	—	74	1,548	2,945	4,996	9,602
Substandard (8)	579	1,338	106	33	—	3,428	679	6,163
Doubtful (9)	—	—	41	—	—	164	—	205
Total	$41,139	$12,385	$25,124	$12,416	$10,545	$33,101	$68,860	$203,570
Current period gross charge-offs	$—	$101	$29	$89	$—	$971	$61	$1,251
Solar:
Risk Rating
Pass (Rated 1-5, M, P)	$—	$11,590	$9,078	$10,637	$18,837	$14,233	$12,513	$76,888
Total	$—	$11,590	$9,078	$10,637	$18,837	$14,233	$12,513	$76,888
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024
Vehicle financing:
Risk Rating
Pass (Rated 1-5, M, P)	$—	$—	$—	$—	$—	$—	$19,097	$19,097
Special Mention (6-7)	—	—	—	—	—	—	7,280	7,280
Doubtful (9)	—	—	—	—	—	628	—	628
Total	$—	$—	$—	$—	$—	$628	$26,376	$27,004
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$225	$225
Home equity:
Risk Rating
Pass (Rated 1-5, M, P)	$1,006	$1,517	$903	$194	$130	$638	$61,238	$65,626
Substandard (8)	—	—	—	—	—	—	700	700
Total	$1,006	$1,517	$903	$194	$130	$638	$61,938	$66,326
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential:
Risk Rating
Pass (Rated 1-5, M, P)	$45,751	$79,415	$142,220	$91,405	$60,457	$91,856	$—	$511,104
Substandard (8)	6	—	—	—	—	385	—	391
Total	$45,757	$79,415	$142,220	$91,405	$60,457	$92,241	$—	$511,495
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Overdraft and unsecured:
Risk Rating
Pass (Rated 1-5, M, P)	$173	$248	$100	$41	$5	$224	$96	$887
Total	$173	$248	$100	$41	$5	$224	$96	$887
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$2
Consumer credit card:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$10	$10
Consumer installment:
Risk Rating
Pass (Rated 1-5, M, P)	$629	$1,106	$666	$129	$4	$1,181	$—	$3,715
Total	$629	$1,106	$666	$129	$4	$1,181	$—	$3,715
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Passbook CD loans:
Risk Rating
Pass (Rated 1-5, M, P)	$211	$154	$32	$—	$—	$61	$—	$458
Total	$211	$154	$32	$—	$—	$61	$—	$458
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
PPP loans:
Risk Rating
Pass (Rated 1-5, M, P)	$—	$—	$—	$110	$154	$—	$—	$264
Total	$—	$—	$—	$110	$154	$—	$—	$264
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans include factored accounts receivable in the recorded amount of $2.9 million and $1.9 million at June 30, 2025 and December 31, 2024, respectively, which is gross of cash reserves. At June 30, 2025 and December 31, 2024, cash reserves established from purchase price adjustments in total were $490 thousand and $206 thousand, respectively. The aging status of these loans and underlying receivables is not presented in the delinquency and nonaccrual disclosure tables. The financing agreements permit the Company to create and maintain from the purchase price of funded receivables a cash reserve in an operating deposit account controlled by the Company. The amount of the cash reserve is determined based on the risk profile of the borrower and the aging of outstanding funded accounts receivable. The Company may require borrowers to repurchase any funded accounts receivable that remains unpaid following 120 days after its invoice date.

At June 30, 2025 and December 31, 2024, funded accounts receivable unpaid 120 days or more in total were $580 thousand and $367 thousand, respectively. There were no impairments at June 30, 2025 and December 31, 2024.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates presented. There were no loans past due 90 days or more and still accruing as of June 30, 2025, or December 31, 2024.

	June 30, 2025
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$255	$255
Construction & land	1,052	8,930
Commercial & industrial	595	2,111
Total	$1,902	$11,296

	December 31, 2024
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
Dental commercial & industrial	$—	$670
Home equity	700	700
Other business	313	1,349
Residential	650	650
Vehicle financing	628	628
Total	$2,291	$3,997

The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2025 and 2024.

The following is an aging analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2025
Home equity and second mortgages	$74,439	$73,808	$631	$—	$631
One to four family residential	514,108	513,886	117	105	222
Commercial real estate	512,509	511,748	761	—	761
Commercial real estate multi-family	91,845	91,845	—	—	—
Construction & land	48,900	39,970	—	8,930	8,930
Commercial & industrial	502,434	500,048	715	1,671	2,386
Condominium associations	496,161	496,161	—	—	—
PPP loans	68	68	—	—	—
Consumer	4,543	4,539	4	—	4
Total Loans	$2,245,007	$2,232,073	$2,228	$10,706	$12,934

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2024
Business manager	$1,939	$1,939	$—	$—	$—
Condominium associations	494,875	494,875	—	—	—
Contruction & land	49,028	47,522	1,506	—	1,506
Commercial real estate	484,106	483,477	629	—	629
Commercial real estate multi-family	83,905	83,905	—	—	—
Dental commercial & industrial	190,519	189,986	533	—	533
Other business	203,570	202,011	251	1,308	1,559
PPP loans	264	264	—	—	—
Solar	76,888	76,812	76	—	76
Vehicle financing	27,004	27,004	—	—	—
Home equity	66,326	65,231	395	700	1,095
Residential	511,495	509,695	1,381	419	1,800
Overdraft and unsecured	887	887	—	—	—
Consumer installment	3,715	3,715	—	—	—
Passbook CD loans	458	420	38	—	38
Total	2,194,979	2,187,743	$4,809	$2,427	$7,236

For all loan segments, loans over 30 day contractually past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans by collateral type as of the balance sheet date:

(In thousands)	Real Estate	All Business Assets	Cash	Accounts Receivable	Total
June 30, 2025
One to four family residential	$379	$—	$—	$—	$379
Commercial real estate	—	351	—	—	351
Construction & land	8,930	—	—	—	8,930
Commercial & industrial	2,193	932	266	418	3,809
Total	$11,502	$1,283	$266	$418	$13,469

(In thousands)	Real Estate	All Business Assets	Total
December 31, 2024
Construction & land	$1,506	$—	$1,506
Commercial real estate	165	355	520
Commercial real estate multi-family	109	—	109
Dental commercial & industrial	—	769	769
Other business	497	921	1,418
Vehicle financing	—	628	628
Home equity	783	—	783
Residential	804	—	804
Total	$3,864	$2,673	$6,537

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

Modified Loans

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.

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

The following tables present the amortized cost basis of loans on June 30, 2025 and June 30, 2024, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, respectively, by class and by type of modification. Only segments displayed in the table below have modified loans; there were no other loans experiencing financial difficulty and modified. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(In thousands)	Principal Re- Advance	Combination Payment Delay and Term Extension	Percent of Loan Segment
Three Months Ended June 30, 2025
Commercial & industrial	$3,344	$19	0.67%
Total	$3,344	$19	0.15%

(In thousands)	Payment Delay	Percent of Loan Segment
Three Months Ended June 30, 2024
Other business	$194	0.10%
Total	$194	0.01%

(In thousands)	Payment Delay	Principal Re- Advance	Combination Payment Delay and Term Extension	Percent of Loan Segment
Six Months Ended June 30, 2025
Commercial real estate	$1,904	$—	$—	0.37%
Commercial & industrial	354	3,344	19	0.74%
Total	$2,258	$3,344	$19	0.25%

(In thousands)	Payment Delay	Percent of Loan Segment
Six Months Ended June 30, 2024
Other business	$1,026	0.54%
Residential	113	0.02%
Total	$1,139	0.05%

The Company does not have any additional commitments to the borrowers included in the previous tables.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2025 and three and six months ended June 30, 2024, modifications related to payment delays had minimal financial effect.

(In thousands)	Weighted- Average Term Extension (months)
Three Months Ended June 30, 2025
Commercial & industrial	39

(In thousands)	Weighted- Average Term Extension (months)
Six Months Ended June 30, 2025
Commercial & industrial	39

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months as of June 30, 2025 and 2024.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2025
One to four family residential	$—	$—	$2	$2
Total	$—	$—	$2	$2

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2024
Other business	$—	$—	$620	$620
Residential	—	—	3	3
Total	$—	$—	$623	$623

The following tables present the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2025 and 2024, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty.

(In thousands)	Payment Delay	Total
Three Months Ended June 30, 2025
One to four family residential	$—	$—
Total:	$—	$—

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

(In thousands)	Payment Delay	Total
Three Months Ended June 30, 2024
Residential	$3	$3
Total:	$3	$3

(In thousands)	Payment Delay	Total
Six Months Ended June 30, 2025
One to four family residential	$2	$2
Total:	$2	$2

(In thousands)	Payment Delay	Total
Six Months Ended June 30, 2024
Other business	$620	$620
Residential	3	3
Total:	$623	$623

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

At June 30, 2025, residential real estate loans in process of foreclosure totaled $117 thousand. At December 31, 2024, there were no residential real estate loans in process of foreclosure.

The Company has transferred a portion of its originated commercial mortgage loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2025 and December 31, 2024, the Company was servicing commercial and commercial mortgage loans for participants aggregating $133.5 million and $137.6 million, respectively.

Residential real estate mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans serviced for others were $277.5 million and $289.8 million at June 30, 2025 and December 31, 2024, respectively. Servicing fee income was $206 thousand and $422 thousand for the three and six months ended June 30, 2025, respectively. Servicing fee income was $211 thousand and $427 thousand for the three and six months ended June 30, 2024, respectively. Certain of these loans were sold with recourse provisions. At June 30, 2025, the related maximum contingent recourse liability was $1.2 million, which is not recorded in the consolidated financial statements.

The Company records mortgage servicing rights (“MSRs”) on residential real estate loans sold and serviced for others. The risks inherent in MSRs relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of servicing rights. Key assumptions and inputs used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At June 30, 2025, the following weighted average assumptions were used in the calculation of fair value of MSRs: prepayment speed 6.67%, discount rate 10.0% to 14.0%, and default rate 0.15%.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following summarizes changes to MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$3,289	$3,409	$3,488	$3,327
(Payoffs) additions	(96)	(8)	(152)	1
Changes in fair value	60	82	(83)	155
Ending balance	$3,253	$3,483	$3,253	$3,483

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

Cash Flow Hedges: The Company is party to interest rate swaps to manage its exposure to interest rate changes. Interest rate swaps with notional amounts totaling $135.0 million and $160.0 million as of June 30, 2025 and December 31, 2024, respectively, were designated as cash flow hedges and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. Fair value of the contracts are reported on consolidated balance sheets as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income.

The Company presents derivative positions gross on the consolidated balance sheets. The following table reflects the derivatives recorded on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$135,000	$(299)	$160,000	$175
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	105,319	6,309	88,154	7,492
Total included in other assets		$6,010		$7,667

Included in other liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$105,319	$6,309	$88,154	$7,492
Total included in other liabilities		$6,309		$7,492

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

NOTE 7. DEPOSITS

A summary of deposit balances, by type is as follows:

(In thousands)	June 30, 2025	December 31, 2024
NOW and demand	$1,423,409	$1,038,635
Money market	269,275	250,878
Regular and other savings	408,492	383,139
Total non-certificate accounts	2,101,176	1,672,652
Term certificate accounts of $250,000 and greater	161,937	201,817
Term certificate accounts less than $250,000	176,495	188,743
Term certificate accounts	338,432	390,560
Total deposits	$2,439,608	$2,063,212

As of June 30, 2025, the aggregate amount of deposits, excluding subsidiary deposits, that meet or exceed the FDIC insurance limit of $250 thousand was $811.6 million.

Scheduled maturities and weighted average rates of timed deposits for the next five years were as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$282,821	3.88%	$338,449	4.49%
Over 1 year to 2 years	27,215	3.52	21,095	3.70
Over 2 years to 3 years	23,347	3.99	25,726	3.99
Over 3 years to 4 years	1,782	3.72	2,532	3.60
Over 4 years to 5 years	3,267	3.11	2,758	3.37
Total	$338,432	3.85%	$390,560	4.40%

All deposits are fully insured due to the additional insurance provided to Massachusetts member banks, such as, Avidia Bank, under the Depositor's Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Company above FDIC limits.

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB of Boston advances consist of the following:

	June 30, 2025		December 31, 2024
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Within 1 year	$150,000	4.53%	$165,000	4.53%
Over 1 year to 2 years	90,000	4.45	140,000	4.53
Over 2 years to 3 years	20,000	4.15	20,000	4.15
Total FHLB advances	$260,000	4.48%	$325,000	4.50%

The Bank also has an available $500 thousand line-of-credit with the FHLB at an interest rate that adjusts daily. There were no advances outstanding under this line-of-credit at June 30, 2025 and December 31, 2024. Borrowings under the line are limited to 2% of the Bank’s total assets. All borrowings from the FHLB are secured by a blanket lien on the Company’s residential real estate loans and certain commercial real estate loans in accordance with the FHLB’s policy requirements for qualified collateral.

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Bank also has $18.0 million in available lines-of-credit with correspondent banks. There were no advances outstanding under these lines-of-credit at June 30, 2025 and December 31, 2024.

The Bank has agreements with the Federal Reserve Bank of Boston for borrowings at the discount window and through the borrower-in-custody program. The terms of these agreements call for the pledging of assets as security for all obligations of the Bank under these agreements (See Note 4). At June 30, 2025 and December 31, 2024, there were no borrowings outstanding under either agreement.

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

The subordinated debt is payable in full by June 2032; earlier prepayment is permitted after five years. Interest is paid semi-annually at a fixed rate of 4.50% until June 1, 2027 and thereafter the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR (provided, however, that in the event three-month SOFR is less than zero, three-month SOFR shall be deemed to be zero) plus 167 basis points. For the three and six months ended June 30, 2025 and 2024, contractual interest expense on the subordinated debt amounted to $315 thousand and $630 thousand, respectively. For the three and six months ended June 30, 2025, amortization of debt issuance costs was $23 thousand and $59 thousand, respectively. For the three and six months ended June 30, 2024, amortization of debt issuance costs was $26 thousand and $63 thousand, respectively. The recorded balance of this debt, net of debt issuance costs, was $27.7 million at June 30, 2025 and December 31, 2024.

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

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated balance sheets:

(In thousands)		June 30, 2025	December 31, 2024
Lease right-of-use assets:
Operating leases	Premises and equipment, net	$5,386	$6,074
Finance leases	Premises and equipment, net	455	—
Total lease right-of-use assets		$5,841	$6,074

Lease liabilities:
Operating leases	Accrued expenses and other liabilities	$5,492	$6,119
Finance leases	Accrued expenses and other liabilities	416	—
Total lease liabilities		$5,908	$6,119

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	10.36	10.66
Finance leases	8.00	-

Weighted-average discount rate
Operating leases liabilities	6.48%	6.33%
Finance lease liabilities	4.00%	0.00%

The following table presents the components of lease expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating lease expense:
Operating lease cost	$199	$204	$401	$407
Variable lease cost	6	3	13	6
Total lease cost, net	$205	$207	$414	$413

The following table presents the components of lease expense for finance leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of-use asset	$5	$—	$10	$—
Interest on lease liabilities	4	—	8	—
Total lease cost, net	$9	$—	$18	$—

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$184	$213	$371	$395
Operating cash flows from finance leases	9	—	18	—
Financing cash flows from finance leases	4	—	8	—

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2025 are as follows:

(In thousands)	Operating Leases	Finance Leases
2025	$370	$27
2026	752	55
2027	765	57
2028	778	59
2029	765	60
Thereafter	4,036	231
Total undiscounted lease payments	$7,466	$489
Less: imputed interest	1,974	73
Net lease liabilities	$5,492	$416

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

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Off-balance-sheet financial instruments whose contract amounts represent credit risk include the following:

(In thousands)	June 30, 2025	December 31, 2024
Unadvanced lines of credit	$301,468	$314,578
Unadvanced construction loans	40,109	32,613
Residential mortgage loan commitments	3,179	8,090
Commercial and mortgage loan commitments	77,225	50,845
Standby letters of credit	4,906	4,542
Total	$426,887	$410,668

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

The regulations require minimum ratios of total capital, common equity Tier 1 capital and Tier 1 capital to risk-weighted assets and a minimum leverage ratio for all banking organizations as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets were phased in over several years. The required minimum conservation buffer was 2.5% on June 30, 2025 and December 31, 2024. The Company’s capital conservation buffer was 3.1% and 4.2% at June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum Total Risk-Based Capital, Common Equity Tier 1 Risk-based, Tier 1 Risk-based, and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2025 and December 31, 2024 are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Company
Total Risk-Based Capital:	$247,639	11.6%	$217,221	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	195,619	9.1%	122,187	4.5%	N/A	N/A
Tier 1 Risk-Based Capital:	195,619	9.1%	162,916	6.0%	N/A	N/A
Tier 1 Leverage Capital:	195,619	7.2%	108,610	4.0%	N/A	N/A
Bank
Total Risk-Based Capital:	$242,696	11.4%	$170,190	8.0%	$212,737	10.0%
Common Equity Tier 1 Risk-Based Capital	218,414	10.3%	95,732	4.5%	138,279	6.5%
Tier 1 Risk-Based Capital:	218,414	10.3%	127,642	6.0%	170,190	8.0%
Tier 1 Leverage Capital:	218,414	8.0%	85,095	4.0%	106,369	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company
Total Risk-Based Capital:	$253,074	12.2%	$165,460	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	203,333	9.8%	93,071	4.5%	N/A	N/A
Tier 1 Risk-Based Capital:	231,333	9.8%	124,095	6.0%	N/A	N/A
Tier 1 Leverage Capital:	231,333	8.7%	106,298	4.0%	N/A	N/A
Bank
Total Risk-Based Capital:	$248,301	11.9%	$167,391	8.0%	$209,238	10.0%
Common Equity Tier 1 Risk-Based Capital	225,561	10.8%	94,157	4.5%	136,005	6.5%
Tier 1 Risk-Based Capital:	225,561	10.8%	125,543	6.0%	167,391	8.0%
Tier 1 Leverage Capital:	225,561	8.4%	108,052	4.0%	135,064	5.0%

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FDIC and the Massachusetts Division of Banks.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Components of accumulated other comprehensive (loss) are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Net unrealized loss on securities available for sale	$(20,455)	$(27,716)
Tax effect	4,541	6,147

Net (loss) gain on swaps	(299)	175
Tax effect	84	(49)
Accumulated other comprehensive loss	$(16,129)	$(21,443)

NOTE 13. EMPLOYEE BENEFIT PLANS

Director and Executive Retirement Plans

The Company has adopted retirement benefit plans for the benefit of all members of the Board of Trustees of the Company and certain senior executives. Benefits are being accrued over the directors’ and executives’ required service periods. At June 30, 2025 and December 31, 2024, the Company has accrued $8.3 million and $7.6 million, respectively, related to these plans. For the three and six months ended June 30, 2025, expenses related to these plans amounted to $258 thousand and $810 thousand, respectively. For the three and six months ended June 30, 2024, expenses related to these plans amounted to $52 thousand and $113 thousand, respectively.

NOTE 14. FAIR VALUE MEASUREMENTS

The Company determines the fair value of its instruments based on the requirements established in the Accounting Standards Codification Topic 820: Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value under U.S. GAAP and requires an entity to maximize the use of observable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

Level 1 –

Quoted prices (unadjusted) in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Level 3 –

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. Level 3 assets or liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following methods and assumptions are used by the Company in estimating its fair value measurements:

Securities – Securities represent securities available for sale. Fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 2 are based on pricing models that consider standard observable input factors such as benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data for debt securities.

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

Individually analyzed loans - Certain individually analyzed loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the ACL. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable Level 3 inputs for specific properties. The ACL calculated for the collateral-based individually analyzed loans outstanding at June 30, 2025 and December 31, 2024 was $3.3 million and $1.1 million, respectively.

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

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$266,249	$—	$266,249
MSRs	—	3,253	—	3,253
Interest rate swaps	—	6,010	—	6,010
Total assets	$—	$275,512	$—	$275,512

Liabilities
Interest rate swaps	$—	$6,309	$—	$6,309
Total liabilities	$—	$6,309	$—	$6,309

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$265,933	$—	$265,933
MSRs	—	3,488	—	3,488
Interest rate swaps	—	7,667	—	7,667
Total assets	$—	$277,088	$—	$277,088

Liabilities
Interest rate swaps	$—	$7,492	$—	$7,492
Total liabilities	$—	$7,492	$—	$7,492

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at June 30, 2025 or December 31, 2024.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$7,635	$7,635
Loans held for sale	—	—	—	—
Total	$—	$—	$7,635	$7,635

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$375	$375
Loans held for sale	—	850	—	850
Total	$—	$850	$375	$1,225

There were no transfers between levels during the six months ended June 30, 2025.

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

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments as of the balance sheet dates were as follows:

	June 30, 2025
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$308,586	$308,586	$308,586	$—	$—
Securities available for sale	266,249	266,249	—	266,249	—
Securities held to maturity	16,747	15,976	—	15,976	—
Federal Home Loan Bank stock	12,083	12,083	—	12,083	—
Loans, net	2,224,596	2,038,573	—	—	2,038,573
Accrued interest receivable	8,922	8,922	—	8,922	—
Bank-owned life insurance	36,093	36,093	—	36,093	—
MSRs	3,253	3,253	—	3,253	—
Financial liabilities:
Deposits, other than certificates of deposit	2,101,176	2,101,176	—	2,101,176	—
Certificates of deposit	338,432	337,299	—	337,299	—
Federal Home Loan Bank advances	260,000	260,983	—	260,983	—
Subordinated debt	27,738	28,001	—	28,001	—
Accrued interest payable	1,288	1,288	—	1,288	—

Assabet Valley Bancorp and Subsidiary

Notes to Consolidated Financial Statements (continued)

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$62,444	$62,444	$62,444	$—	$—
Securities available for sale	265,933	265,933	—	265,933	—
Securities held to maturity	16,747	16,630	—	16,630	—
Federal Home Loan Bank stock	14,729	14,729	—	14,729	—
Loans, net	2,176,459	2,002,458	—	—	2,002,458
Loans held for sale	850	850	—	850	—
Accrued interest receivable	8,897	8,897	—	8,897	—
Bank-owned life insurance	35,526	35,526	—	35,526	—
MSRs	3,488	3,488	—	3,488	—
Financial liabilities:
Deposits, other than certificates of deposit	1,672,652	1,672,652	—	1,672,652	—
Certificates of deposit	390,560	389,633	—	389,633	—
Federal Home Loan Bank advances	325,000	325,527	—	325,527	—
Subordinated debt	27,679	30,797	—	30,797	—
Accrued interest payable	1,697	1,697	—	1,697	—

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value. Cash and cash equivalents are reported in the Level 1 fair value category.

Securities available for sale and held to maturity – Securities are primarily priced using model pricing based on the securities’ relationship to other benchmark quoted prices as provided by an independent third-party and are considered a Level 2 input method.

Federal Home Loan Bank Stock – The fair value is based upon the par value of the stock that equates to its carry value and are reported in the Level 2 fair value category.

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

Deposits – The fair value of deposits with no stated maturity date, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is based on the carrying value. The fair value of certificates of deposit is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities. Deposits are reported in the Level 2 fair value category

Federal Home Loan Bank advances – Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms and are considered Level 2.

Subordinated debt - Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms and are considered Level 2.

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
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increases in the level of defaults, losses and prepayments on loans we have made and make;
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

Changes in the ACL are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Goodwill. Goodwill is recognized when the fair value of consideration transferred in an acquisition is greater than the fair value of assets acquired and liabilities assumed. Goodwill has an indefinite useful life and is evaluated on at least an annual basis for potential impairment, and more often if circumstances warrant more frequent evaluations. An impairment loss is recognized to the extent that the carrying value exceeds fair value. Significant judgment and assumptions are utilized by management in the impairment analysis. Avidia Bank was created by a merger between Hudson Savings Bank and The Westborough Savings Bank in 2007. Goodwill of $11.9 million resulting from the merger is not amortized but is evaluated for impairment on an annual basis. Impairment of goodwill is recognized in earnings. As of June 30, 2025, no impairment has been recognized.

Mortgage Servicing Rights. Servicing rights are recognized as separate assets when rights are acquired through sale of financial assets and recorded at fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Changes in fair value are reported in mortgage banking income.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets increased $301.4 million, or 11.3%, to $2.96 billion at June 30, 2025 from $2.66 billion at December 31, 2024. The increase was primarily the result of increases in cash and cash equivalents and in net loans.

Cash and Cash Equivalents. Cash and short-term investments increased $246.1 million, or 394.2%, to $308.6 million at June 30, 2025 from $62.4 million at December 31, 2024. The increase was primarily related to the funds received from the IPO subscription offering.

Securities Available for Sale. Securities available for sale increased $316 thousand, or 0.1%, to $266.2 million at June 30, 2025 from $265.9 million at December 31, 2024. During the first half of 2025, $8.9 million in securities were sold at a net loss of $619 thousand.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock decreased $2.6 million, or 18%, to $12.1 million at June 30, 2025 from $14.7 million at December 31, 2024. The amount of stock we are required to own is in proportion to our Federal Home Loan Bank borrowings and our total assets.

Net Loans. Net loans increased $48.1 million, or 2.2%, to $2.22 billion at June 30, 2025 from $2.18 billion at December 31, 2024. Loan growth from December 31, 2024 to June 30, 2025 related to increases in commercial real estate loans of $28.4 million, or 5.9%, home equity and second mortgages of $8.1 million, or 12.2%, multi-family real estate loans of $7.9 million, or 9.5%, one to four family residential mortgage loans of $2.6 million, or 0.5%, and commercial and industrial loans of $2.5 million, or 0.5%.

This loan growth was partially offset by a decrease from December 31, 2024 to June 30, 2025 of $517 thousand, or 10.2% in consumer loans.

The growth in loans reflects our strategy to grow the balance sheet by continuing to diversify into higher-yielding loans to improve net margins and manage interest rate risk.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is non-taxable. Bank-owned life insurance increased $567 thousand, or 1.6%, to $36.1 million at June 30, 2025 from $35.5 million at December 31, 2024. The increase was primarily due to an increase in the cash surrender value of existing policies.

Deposits. Deposits increased $376.4 million, or 18.2%, to $2.44 billion at June 30, 2025 from $2.06 billion at December 31, 2024. Core deposits (which we define as all deposits, other than certificates of deposit and brokered deposits) increased $428.5 million, or 25.6%, to $2.10 billion at June 30, 2025 from $1.67 billion at December 31, 2024. The increase was primarily related to the funds received from the IPO subscription offering and growth in most core deposits categories during the period with a $399.0 million, or 58.4%, increase in interest-bearing checking accounts, a $25.4 million, or 6.6%, increase in regular and other savings accounts, a $18.4 million, or 7.3%, increase in money market accounts, offset by a $14.2 million, or 4.0%, decrease in non-interest bearing checking. Certificates of deposit (excluding brokered certificates of deposit) decreased $37.1 million, or 10.2%, to $326.4 million at June 30, 2025 from $363.6 million at December 31, 2024. Brokered deposits decreased $15.0 million to $12.0 million at June 30, 2025 from $27.0 million from December 31, 2024.

Federal Home Loan Bank Advances. Advances decreased $65.0 million, or 20.0%, to $260.0 million at June 30, 2025 from $325.0 million at December 31, 2024 due to repayment of advances.

Total Capital. Total capital decreased $2.4 million, or 1.2%, to $191.4 million at June 30, 2025 from $193.8 million at December 31, 2024, due to a net loss of $7.7 million for the six months ended June 30, 2025, offset by a decrease in accumulated other comprehensive loss of $5.3 million. The decrease in accumulated other comprehensive loss was primarily due to the impact of the lower market interest rate environment on our unrealized loss on securities available for sale and interest rate swaps.

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

	For the Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$67,357	$421	2.51%	$49,032	$568	4.66%
Securities	296,321	2,555	3.46	352,204	2,833	3.24
Loans	2,229,893	28,883	5.20	2,140,977	27,492	5.16
Total interest-earning assets	2,593,571	31,859	4.93	2,542,213	30,893	4.89
Noninterest-earning assets	122,176			104,623
Total assets	$2,715,747			$2,646,836
Interest-bearing liabilities:
NOW accounts	$697,452	700	0.40%	$605,633	737	0.49%
Money market accounts	270,969	848	1.26	299,203	1,117	1.50
Regular and other savings accounts	401,215	2,278	2.28	348,440	2,231	2.58
Certificates of deposit	347,419	3,416	3.94	371,674	4,200	4.54
Total interest-bearing deposits	1,717,055	7,242	1.69	1,624,950	8,285	2.05
Federal Home Loan Bank advances	333,834	3,647	4.38	362,083	3,985	4.43
Subordinated debt	27,782	352	5.08	27,592	315	4.59
Total interest-bearing liabilities	2,078,671	11,241	2.17	2,014,625	12,585	2.51
Noninterest-bearing demand deposits	415,035			388,380
Other noninterest-bearing liabilities	33,242			43,526
Total liabilities	2,526,948			2,446,531
Total capital	188,799			200,305
Total liabilities and capital	$2,715,747			$2,646,836
Net interest income		$20,618			$18,308
Net interest rate spread (1)			2.76%			2.38%
Net interest-earning assets (2)	$514,900			$525,223
Net interest margin (3)			3.19%			2.90%
Average interest-earning assets to interest-bearing liabilities			124.77%			126.19%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$52,314	$636	2.45%	$47,081	$1,038	4.43%
Securities	300,168	5,206	3.50	342,177	4,953	2.91
Loans	2,222,464	57,067	5.18	2,136,326	54,750	5.15
Total interest-earning assets	2,574,946	62,909	4.93	2,525,584	60,741	4.84
Noninterest-earning assets	116,726			103,380
Total assets	$2,691,672			$2,628,964
Interest-bearing liabilities:
NOW accounts	$693,753	1,407	0.41%	$600,102	1,493	0.50%
Money market accounts	268,184	1,690	1.27	306,137	2,273	1.49
Regular and other savings accounts	392,166	4,376	2.25	315,281	3,821	2.44
Certificates of deposit	367,373	7,500	4.12	364,511	8,285	4.57
Total interest-bearing deposits	1,721,476	14,973	1.75	1,586,031	15,872	2.01
Federal Home Loan Bank advances	337,016	7,439	4.45	372,789	8,344	4.50
Subordinated debt	27,891	667	4.82	27,575	630	4.59
Total interest-bearing liabilities	2,086,383	23,079	2.23	1,986,395	24,846	2.52
Noninterest-bearing demand deposits	375,739			391,606
Other noninterest-bearing liabilities	39,167			48,478
Total liabilities	2,501,289			2,426,479
Total capital	190,383			202,485
Total liabilities and capital	$2,691,672			$2,628,964
Net interest income		$39,830			$35,895
Net interest rate spread (1)			2.70%			2.32%
Net interest-earning assets (2)	$488,563			$539,189
Net interest margin (3)			3.12%			2.86%
Average interest-earning assets to interest-bearing liabilities			123.42%			127.14%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2025 and 2024

Net Loss/Income. Net income for the three months ended June 30, 2025 was $3.9 million, compared to net income of $2.4 million for the three months ended June 30, 2024, an increase of $1.5 million. The increase was primarily due to a $2.3 million increase in net interest income, $1.8 million increase in non-interest income, partially offset by a $1.4 million increase in credit loss expense for credit losses and $800 thousand increase in non-interest expense.

Net loss for the six months ended June 30, 2025 was $7.7 million, compared to net income of $5.9 million for the six months ended June 30, 2024, a decrease of $13.6 million. The decrease was primarily due to a $18.4 million increase in the credit loss expense, a $4.5 million increase in non-interest expense, and a $370 thousand decrease in non-interest income, partially offset by a $3.9 million increase in net interest income.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 3.1%, to $31.9 million for the three months ended June 30, 2025, from $30.9 million for the three months ended June 30, 2024, primarily due to a $1.4 million increase in interest on loans. The increase in interest on loans resulted primarily from an increase of $88.9 million in the average balance of loans to $2.23 billion for the three months ended June 30, 2025 from $2.14 billion for the three months ended June 30, 2024. The weighted average yield on loans increased to 5.20% for the three months ended June 30, 2025 compared to 5.16% for the three months ended June 30, 2024.

Interest and dividend income increased $2.2 million, or 3.6%, to $62.9 million for the six months ended June 30, 2025, from $60.7 million for the six months ended June 30, 2024, primarily due to a $2.3 million increase in interest on loans. The increase in interest on loans resulted primarily from an increase of $86.1 million in the average balance of loans to $2.22 billion for the six months ended June 30, 2025 from $2.14 billion for the six months ended June 30, 2024. The weighted average yield on loans increased to 5.18% for the six months ended June 30, 2025 compared to 5.15% for the six months ended June 30, 2024.

Average interest-earning assets increased $51.4 million, to $2.59 billion for the three months ended June 30, 2025, from $2.54 billion for the three months ended June 30, 2024. The yield on interest-earning assets increased to 4.93% for the three months ended June 30, 2025, from 4.89% for the three months ended June 30, 2024.

Average interest-earning assets increased $49.4 million, to $2.57 billion for the six months ended June 30, 2025, from $2.53 billion for the six months ended June 30, 2024. The yield on interest-earning assets increased to 4.93% for the six months ended June 30, 2025, from 4.84% for the six months ended June 30, 2024.

Interest Expense. Total interest expense decreased $1.3 million, or 10.7%, to $11.2 million for the three months ended June 30, 2025, from $12.6 million for the three months ended June 30, 2024. Interest expense on deposit accounts decreased $1.0 million, or 12.6%, to $7.2 million for the three months ended June 30, 2025, from $8.3 million for the three months ended June 30, 2024, due to a decrease in the weighted average rate on interest-bearing deposits to 1.69% for the three months ended June 30, 2025, from 2.05% for the three months ended June 30, 2024. Interest expense on Federal Home Loan Bank advances decreased $338 thousand, or 8.5%, to $3.6 million for the three months ended June 30, 2025, from $4.0 million for the three months ended June 30, 2024, due to a decrease in the average advances of $28.2 million between periods.

Total interest expense decreased $1.8 million, or 7.1%, to $23.1 million for the six months ended June 30, 2025, from $24.8 million for the six months ended June 30, 2024. Interest expense on Federal Home Loan Bank advances decreased $905 thousand, or 10.8%, to $7.4 million for the six months ended June 30, 2025, from $8.3 million for the six months ended June 30, 2024, due to a decrease in the average advances of $35.8 million between periods. Interest expense on deposit accounts decreased $900 thousand, or 5.7%, to $15.0 million for the six months ended June 30, 2025, from $15.9 million for the six months ended June 30, 2024, due to a decrease in the weighted average rate on interest-bearing deposits to 1.75% for the six months ended June 30, 2025, from 2.01% for the six months ended June 30, 2024.

Net Interest Income. Net interest income increased $2.3 million, or 12.6%, to $20.6 million for the three months ended June 30, 2025, from $18.3 million for the three months ended June 30, 2024, primarily due to an increase in net interest margin to 3.19% for the three months ended June 30, 2025, from 2.90% for the three months ended June 30, 2024 and a $51.4 million increase in the average balance of interest-earning assets during the three months ended June 30, 2025. Net interest rate spread increased to 2.76%, for the three months ended June 30, 2025, compared to 2.38% for the three months ended June 30, 2024. The increase in net interest margin and spread was driven by an increase in the weighted average yield on interest earning assets combined with a decrease in the weighted average rate paid on interest-bearing liabilities to 2.17% for the three months ended June 30, 2025, from 2.51% for the three months ended June 30, 2024.

Net interest income increased $3.9 million, or 11.0%, to $39.8 million for the six months ended June 30, 2025, from $35.9 million for the six months ended June 30, 2024, primarily due to an increase in net interest margin to 3.12% for the six months ended June 30, 2025, from 2.86% for the six months ended June 30, 2024 and $49.4 million increase in the average balance of interest-earning assets during the six months ended June 30, 2025. Net interest rate spread increased to 2.70%, for the six months ended June 30, 2025, compared to 2.32% for the six months ended June 30, 2024. The increase in net interest margin and spread was driven by an increase in the weighted average yield on interest earning assets combined with a decrease in the weighted average rate paid on interest-bearing liabilities to 2.23% for the six months ended June 30, 2025, from 2.52% for the six months ended June 30, 2024.

Allowance for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a credit loss expense of $1.1 million was recorded for the three months ended June 30, 2025, compared to a credit loss reversal of $320 thousand for the three months ended June 30, 2024.

A credit loss expense of $18.7 million was recorded for the six months ended June 30, 2025, compared to a provision of $310 thousand for the six months ended June 30, 2024. The $18.4 million increase is primarily due to the $16.7 million charge-off in the first quarter related to a land loan, as previously disclosed.

Non-interest Income. Non-interest income increased $1.8 million, or 52.3%, to $5.2 million for the three months ended June 30, 2025, from $3.4 million for the three months ended June 30, 2024. The increase was primarily due to the $1.3 million decrease in net loss on securities available for sale, from a loss of $78 thousand for the three months ended June 30,

2025, compared to a $1.4 million loss for the three months ended June 30, 2024. Non-interest income was also impacted by a $281 thousand increase in payment processing income, $193 thousand increase in commercial loan fees and $143 thousand increase in swap fees for the three months ended June 30, 2025.

Non-interest income decreased $370 thousand, or 4.0%, to $9.0 million for the six months ended June 30, 2025, from $9.3 million for the six months ended June 30, 2024. The decrease was primarily due to a $1.6 million decrease in net gains on equity securities, from no gains for the six months ended June 30, 2025, compared to a $1.6 million gain for the six months ended June 30, 2024. The decrease was also due to a $747 thousand decrease in net loss on securities available for sale, from losses of $619 thousand for the six months ended June 30, 2025, compared to a $1.4 million loss for the six months ended June 30, 2024. Non-interest income was also impacted by a $356 thousand write-down of equipment no longer in use and a $498 thousand decrease in the valuation of mortgage servicing rights for the six months ended June 30, 2025, compared to June 30, 2024, resulting from a decline in market interest rates. This was partially offset by a $611 thousand increase in payment processing income and a $250 thousand gain on the sale of the Direct Merchant Processing Book for the six months ended June 30, 2025.

Non-interest Expense. Non-interest expense increased $800 thousand, or 4.2%, to $19.8 million for the three months ended June 30, 2025, from $19.0 million for the three months ended June 30, 2024. Data processing costs increased $776 thousand, or 35.0%, primarily due to the new on-line banking platform, increased account volume and licensing costs. All other non-interest expenses increased $24 thousand, or 0.1%, to $16.8 million for the three months ended June 30, 2025, from $16.7 million for the three months ended June 30, 2024, due to higher salaries and employee benefits, higher consulting expenses, and lower occupancy and equipment expense.

Non-interest expense increased $4.5 million, or 12.2%, to $41.6 million for the six months ended June 30, 2025, from $37.1 million for the six months ended June 30, 2024. Salary and employee benefit expenses increased $3.2 million, or 18.3%, primarily due to a $756 thousand increase in the long-term incentive expense which was primarily the result of the termination of the plan and immediate vesting of participants, a $1.3 million increase in short-term incentives, payroll taxes and retirement expenses, and a $879 thousand increase in salaries. Data processing costs increased $1.9 million, or 44.1%, primarily due to a new on-line banking platform, increased account volume and licensing costs, and one-time expenses of $379 thousand related to contract terminations. All other non-interest expenses decreased $580 thousand, or 3.8%, to $14.7 million for the six months ended June 30, 2025, from $15.3 million for the six months ended June 30, 2024, due to lower occupancy and equipment expense and the sale of the credit card portfolio.

Income Tax Benefit/Expense. Income tax expense was $1.2 million for the three months ended June 30, 2025, compared to an income tax expense of $759 thousand for the three months ended June 30, 2024. The effective tax rate was 23.0% and 24.4% for the three months ended June 30, 2025, and June 30, 2024, respectively.

Income tax benefit was $3.8 million for the six months ended June 30, 2025, compared to an income tax expense of $2.0 million for the six months ended June 30, 2024. The effective tax rate was 32.8% and 25.1% for the six months ended June 30, 2025, and June 30, 2024, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. In addition, we have available credit facilities with the Federal Home Loan Bank of Boston, correspondent banks, and the Federal Reserve Bank of Boston. At June 30, 2025, we had the ability to borrow $680.4 million from the Federal Home Loan Bank of Boston, of which $260.0 million was outstanding. At June 30, 2025, we also had a $500 thousand line of credit with the Federal Home Loan Bank of Boston with no borrowings outstanding. At June 30, 2025, we had $18.0 million of available lines of credit with correspondent banks with no borrowings outstanding under any of them. At June 30, 2025, we also had aggregate available borrowing capacity of $324.1 million through the discount window and the borrower-in-custody program at the Federal Reserve Bank of Boston with no borrowings under either facility.

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

At June 30, 2025, Avidia Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. We anticipate that we will have sufficient funds available to meet our current lending commitments. At June 30, 2025, off-balance sheet commitments totaled $426.9 million.

Contractual Obligations. In the ordinary course of business, we enter into certain contractual obligations, including operating leases for premises and equipment, among others.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in market interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk according to the policy and guidelines approved by our board of directors. The Asset Liability Committee meets at least quarterly, is comprised of executive officers and certain senior management, and reports to the full board of directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

Interest Rate Swaps. We employ various financial risk methodologies that limit, or “hedge,” the adverse effects of increasing or decreasing market interest rates on our investment portfolio, loan portfolio and short-term liabilities, such as Federal Home Loan Bank advances. At June 30, 2025, we had interest rate swaps related to Federal Home Loan Bank advances with a notional amount of $100.0 million and interest rate swaps on agency securities with a notional amount of $35.0 million. We also engage in hedging strategies with respect to arrangements where our commercial banking customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. At June 30, 2025, we had interest rate swaps related to customer loans of a notional amount of $105.3 million. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by the board of directors.

June 30, 2025
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$95,799	(5.7)%
300	97,388	(4.1)%
200	98,905	(2.6)%
100	100,375	(1.2)%
Level	101,589	%
(100)	99,517	(2.0)%
(200)	97,178	(4.3)%
(300)	94,598	(6.9)%
(400)	92,524	(8.9)%

(1)
Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at June 30, 2025, we would have experienced a 2.6% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.3% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

The following table sets forth, as of June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

June 30, 2025
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$293,399	$(97,165)	(24.9)%	11.8%	-228
300	320,584	(69,980)	(17.9)%	12.5%	-153
200	346,424	(44,140)	(11.3)%	13.1%	-89
100	370,364	(20,200)	(5.2)%	13.7%	-36
Level	390,564	-	0%	14.0%	-
(100)	395,510	4,946	1.3%	13.8%	-19
(200)	387,089	(3,475)	(0.9)%	13.2%	-81
(300)	369,819	(20,745)	(5.3)%	12.3%	-171
(400)	318,333	(72,231)	(18.5)%	10.5%	-357

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

The table above indicates that at June 30, 2025, we would have experienced a 11.3% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.9% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective

Changes in Internal Controls Over Financial Reporting. During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. Avidia Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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
101

The following materials for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

AVIDIA BANCORP, INC.

Date: August 14, 2025	/s/ Robert D. Cozzone
Robert D. Cozzone
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 14, 2025	/s/ Jonathan Nelson
Jonathan Nelson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)