Form 10-Q
period 2025-09-30
Avidia Bancorp, Inc.
filed 2025-11-14
CIK 2058758

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

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

There were 20,076,250 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 12, 2025.

Avidia Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Avidia Bancorp, Inc.

September 30, 2025 (Unaudited) and December 31, 2024

Consolidated Balance Sheets

(In thousands)	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$15,484	$15,660
Short-term investments	96,384	46,784
Total cash and cash equivalents	111,868	62,444

Securities available for sale, at fair value (amortized cost $287,424 in 2025 and $293,649 in 2024)	269,308	265,933
Securities held to maturity, at amortized cost (fair value $15,197 in 2025 and $16,630 in 2024)	15,747	16,747
Total securities	285,055	282,680

Federal Home Loan Bank stock, at cost	11,731	14,729

Loans held for sale	1,745	850

Total loans	2,274,747	2,198,200
Allowance for credit losses	(24,284)	(21,741)
Net loans	2,250,463	2,176,459

Premises and equipment, net	29,270	28,498
Bank-owned life insurance	36,375	35,526
Accrued interest receivable	8,141	8,897
Net deferred tax asset	10,832	12,795
Goodwill	11,936	11,936
Mortgage servicing rights	3,149	3,488
Other assets	26,445	18,237
Total assets	$2,787,010	$2,656,539
Liabilities:
Deposits	$2,075,868	$2,063,212
Federal Home Loan Bank advances	260,000	325,000
Subordinated debt	27,778	27,679
Mortgagors' escrow accounts	3,710	3,620
Accrued expenses and other liabilities	47,617	43,201
Total liabilities	2,414,973	2,462,712
Shareholders' equity:
Common stock, $0.01 par value, 120,000,000 shares authorized, 20,076,250 shares issued and outstanding in 2025; no shares issued and outstanding in 2024	201	—
Additional paid-in capital	195,029	—
Unallocated ESOP common stock	(15,459)	—
Retained earnings	206,648	215,270
Accumulated other comprehensive loss	(14,382)	(21,443)
Total shareholders' equity	372,037	193,827
Total liabilities and shareholders' equity	$2,787,010	$2,656,539

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$29,727	$28,439	$86,791	$83,189
Securities	2,567	2,672	7,774	7,625
Other	1,588	415	2,224	1,453
Total interest and dividend income	33,882	31,526	96,789	92,267
Interest expense:
Deposits	7,268	8,732	22,241	24,604
Federal Home Loan Bank advances	2,827	4,196	10,267	12,540
Subordinated debt	355	315	1,021	945
Total interest expense	10,450	13,243	33,529	38,089
Net interest income	23,432	18,283	63,260	54,178
Credit loss expense - loans	1,480	1,785	20,308	1,965
Credit loss expense (reversal) - off-balance sheet credit exposures	60	370	(82)	500
Net interest income, after credit loss expense (reversal)	21,892	16,128	43,034	51,713
Non-interest income:
Customer service fees	912	1,095	2,697	2,715
Net loss on sale of securities available for sale	—	(992)	(619)	(2,359)
Net recognized gain on equity securities	—	896	—	2,534
Payment processing income	1,857	1,929	6,129	5,589
Income on bank-owned life insurance	279	263	847	670
Mortgage banking income	121	121	299	979
Investment commissions	358	376	1,020	1,036
Other	999	828	3,129	2,696
Total non-interest income	4,526	4,516	13,502	13,860
Non-interest expense:
Salaries and employee benefits	9,773	8,192	30,247	25,500
Occupancy and equipment	1,933	1,910	5,994	6,378
Data processing	2,251	2,866	8,623	7,289
Professional fees	790	566	2,539	1,820
Payment processing	526	1,053	2,500	3,065
Deposit insurance	651	638	2,064	2,034
Advertising	423	343	998	1,122
Telecommunications	81	85	270	290
Problem loan and foreclosed real estate, net	179	105	485	289
Other general and administrative	11,762	2,140	16,246	7,171
Total non-interest expense	28,369	17,898	69,966	54,958
(Loss) income before income tax (benefit) expense	(1,951)	2,746	(13,430)	10,615
Income tax (benefit) expense	(1,044)	667	(4,808)	2,640
Net (loss) income	$(907)	$2,079	$(8,622)	$7,975

Loss per common share:
Basic	$(0.05)	N/A	$(0.47)	N/A
Diluted	$(0.05)	N/A	$(0.47)	N/A
Weighted average common shares outstanding:
Basic	18,520,449	N/A	18,520,449	N/A
Diluted	18,520,449	N/A	18,520,449	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(907)	$2,079	$(8,622)	$7,975
Other comprehensive income:
Securities available for sale
Unrealized holding gains arising during period	2,339	8,342	8,981	6,211
Reclassification adjustment for losses realized in income (1)	—	992	619	2,359
Cash flow hedge
Unrealized holding loss	(102)	(1,397)	(576)	(161)
Other comprehensive income, before tax	2,237	7,937	9,024	8,409
Deferred tax effect	(490)	(2,029)	(1,963)	(2,149)
Other comprehensive income	1,747	5,908	7,061	6,260
Comprehensive income (loss)	$840	$7,987	$(1,561)	$14,235

(1)
Amounts are included in net loss on sale of securities available for sale on the Consolidated Statements of Operations. For the three months ended September 30, 2025, there were no losses on sales of securities. The income tax benefit associated with the reclassification adjustment for the nine months ended September 30, 2025 was $174 thousand. The income tax benefit associated with the reclassification adjustment for the three and nine months ended September 30, 2024 was $279 thousand and $663 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(Dollars in thousands)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	—	$—	$—	$—	$209,682	$(22,637)	$187,045
Net income	—	—	—	—	2,079	—	2,079
Other comprehensive income	—	—	—	—	—	5,908	5,908
Balance at September 30, 2024	—	$—	$—	$—	$211,761	$(16,729)	$195,032

Balance at June 30, 2025	—	$—	$—	$—	$207,555	$(16,129)	$191,426
Net loss	—	—	—	—	(907)	—	(907)
Other comprehensive income	—	—	—	—	—	1,747	1,747
Proceeds from stock offering and issuance of common shares (net of costs of $5,568)	19,176,250	192	186,003	—	—	—	186,195
Issuance of common shares donated to Avidia Bank Charitable Foundation	900,000	9	8,991	—	—	—	9,000
Purchase of common shares by the ESOP (1,606,100 shares)	—	—	—	(16,061)	—	—	(16,061)
ESOP shares committed to be released	—	—	35	602	—	—	637
Balance at September 30, 2025	20,076,250	$201	$195,029	$(15,459)	$206,648	$(14,382)	$372,037

(Dollars in thousands)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	—	$—	$—	$—	$203,786	$(22,989)	$180,797
Net income	—	—	—	—	7,975	—	7,975
Other comprehensive income	—	—	—	—	—	6,260	6,260
Balance at September 30, 2024	—	$—	$—	$—	$211,761	$(16,729)	$195,032

Balance at December 31, 2024	—	$—	$—	$—	$215,270	$(21,443)	$193,827
Net loss	—	—	—	—	(8,622)	-	(8,622)
Other comprehensive income	—	—	—	—	—	7,061	7,061
Proceeds from stock offering and issuance of common shares (net of costs of $5,568)	19,176,250	192	186,003	—	—	—	186,195
Issuance of common shares donated to Avidia Bank Charitable Foundation	900,000	9	8,991	—	—	—	9,000
Purchase of common shares by the ESOP (1,606,100 shares)	—	—	—	(16,061)	—	—	(16,061)
ESOP shares committed to be released	—	—	35	602	—	—	637
Balance at September 30, 2025	20,076,250	$201	$195,029	$(15,459)	$206,648	$(14,382)	$372,037

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(8,622)	$7,975
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	1,909	1,884
Credit loss expense - loans	20,308	1,965
Credit loss (reversal) expense - off-balance sheet credit exposures	(82)	500
Net loss on sale of securities available for sale	619	2,359
Net recognized gains on equity securities	—	(2,534)
Gain on sale of loans	(150)	(216)
Net write down on premises and equipment no longer in use	351	—
Gain on sale of other real estate owned	—	(43)
Net (amortization) accretion of securities	(225)	37
Proceeds from sale of loans	3,607	13,974
Loans originated for sale	(4,351)	(14,944)
Amortization of right of use assets	348	340
Amortization of subordinated debt issuance costs	99	100
Increase in cash surrender value of bank-owned life insurance	(847)	(670)
Increase in income tax receivable	(6,876)	(232)
Net change in accrued interest receivable	756	(216)
ESOP expense	637	—
Issuance of common shares donated to the Avidia Bank Charitable Foundation (1)	9,000	—
Other, net	3,077	(6,958)
Net cash provided by operating activities	19,558	3,321
Cash flows from investing activities:
Securities available for sale
Maturities, principal payments, calls and sales	49,904	60,339
Purchases	(44,073)	(89,618)
Securities held to maturity
Maturities, principal payments, calls and sales	1,000	—
Purchases	—	(1,000)
Equity securities
Sales	—	6,520
Purchases	—	(3,098)
Redemption of Federal Home Loan Bank stock	8,225	9,664
Purchases of Federal Home Loan Bank stock	(5,227)	(9,595)
Loan originations, net of principal payments	(94,464)	(49,780)
Proceeds from sale of premises and equipment	112	—
Purchases of premises and equipment	(3,491)	(2,044)
Proceeds from sale of other real estate owned	—	282
Net cash used by investing activities	(88,014)	(78,330)

(1)
Represents a non-cash common stock donation of 900 thousand shares at a fair value of $9.0 million to the Avidia Bank Charitable Foundation. The donation is included in other general and administrative expense as a non-interest expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from financing activities:
Net change in deposits	12,656	98,736
Net proceeds from stock offering and issuance of common shares	186,195	—
Purchase of common shares by the ESOP	(16,061)	—
Proceeds from issuance of long-term Federal Home Loan Bank advances	—	80,000
Net change in short-term Federal Home Loan Bank advances	(15,000)	(51,000)
Repayment of long-term Federal Home Loan Bank advances	(50,000)	(65,000)
Net change in mortgagors' escrow accounts	90	61
Net cash provided by financing activities	117,880	62,797
Net change in cash and cash equivalents	49,424	(12,212)
Cash and due from banks at beginning of year	62,444	70,343
Cash and due from banks at end of year	$111,868	$58,131
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$33,693	$37,649
Income taxes paid, net of refunds	2,138	2,700

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND CONVERSION

Avidia Bancorp, Inc. (the “Company,” “we” or “us”) is the holding company for Avidia Bank that was created upon the conversion of Assabet Valley Bancorp, the mutual holding company and sole stockholder of Avidia Bank (the "Bank"), from the mutual form of organization to the stock form of organization. The conversion was completed on July 31, 2025. Prior to July 31, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report at or for any period prior to July 31, 2025 relate to Assabet Valley Bancorp.

Conversion and Change in Corporate Form

Pursuant to the Plan of Conversion (the "Plan"), Assabet Valley Bancorp converted from the mutual to stock form of organization on July 31, 2025 and Avidia Bank became the wholly-owned subsidiary of the Company In connection with the conversion, Assabet Valley Bancorp established a Massachusetts stock corporation as a first-tier subsidiary and Assabet Valley Bancorp merged with and into the Massachusetts stock corporation, with the Massachusetts stock corporation as the surviving entity. Immediately thereafter the Massachusetts stock corporation merged with and into the Company, with the Company as the surviving entity and Avidia Bank becoming a wholly owned subsidiary of the Company.

Pursuant to the Plan, the Company sold 19,176,250 shares of common stock in a public offering at $10.00 per share, including 1,606,100 shares of common stock purchased by the Bank's employee stock ownership plan, for net offering proceeds of approximately $186.2 million. The Company completed the offering on July 31, 2025. Effective as of July 31, 2025, the Company donated $1.0 million of cash and 900,000 shares of common stock to the Avidia Bank Charitable Foundation (the "Foundation"). A total of 20,076,250 shares of common stock of the Company were issued and outstanding immediately after the donation to the Foundation. The purchase of the common stock by the ESOP was financed by a loan from the Company.

In connection with the conversion, the Company and the Bank established liquidation accounts in an amount equal to Assabet Valley Bancorp’s total equity as reflected in the latest consolidated balance sheets contained in the final offering prospectus for the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders (as defined in the Plan) and supplemental eligible account holders (as defined in the Plan) (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of either (i) the Bank or (ii) the Bank and the Company (and only in such events), eligible depositors who continue to maintain their deposit accounts will be entitled to receive a distribution from the liquidation accounts before any distribution may be made with respect to the common stock of the Company.

The Company may not declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by its respective bank regulators.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The interim consolidated financial statements include the accounts of the Company, a bank holding company, and its wholly owned subsidiary, Avidia Bank (the “Bank”), and its subsidiaries, Hudson Security Corporation, Eli Whitney Securities Corporation and 42 Main Street Corporation. The Bank is a state-chartered savings bank that provides depository and loan products to individual and corporate customers primarily in the central Massachusetts region. Hudson Security Corporation and Eli Whitney Securities Corporation engage in the investment of securities. 42 Main Street Corporation was established to hold, manage, and sell the Bank’s foreclosed real estate property. All significant intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events that require recognition and/or disclosure in the consolidated financial statements.

In the opinion of management, the accompanying interim consolidated financial statements of the Company include all normal and recurring adjustments necessary for a fair presentation. Such adjustments are the only adjustments included in such financial statements. The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements, and related notes, of Assabet Valley Bancorp as of and for each of the years ended December 31, 2024 and 2023, contained in the Company’s definitive prospectus dated May 13, 2025, as filed with the Securities and Exchange Commission on May 21, 2025.

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

Tax Credit Investments

The Company invests in qualified affordable housing projects through limited liability entities to obtain tax benefits and to contribute to its local community. The Company has elected to account for these investments using the proportional amortization method whereby the amortization of the investment in the limited liability entity is in proportion to the tax credits utilized each year and amortization is recognized in the consolidated statements of operations as a component of

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

income tax (benefit) expense. These investments are reported in other assets in the consolidated balance sheets in the amounts of $899 thousand and $1.2 million at September 30, 2025 and December 31, 2024, respectively.

Segment Information

The Company's reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense, credit loss expense, and salaries and employee benefits, as reported on the consolidated statements of operations, provide the significant expenses in the banking operation. All operations are domestic.

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

Employee Stock Ownership Plan ("ESOP")

ESOP shares are shown as a reduction of shareholders' equity and are presented in the consolidated statements of changes in shareholders’ equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet. The employees of the Bank are the participants in the ESOP. Dividends paid on unallocated shares are used to repay the loan to the Company.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in this ASU are effective for fiscal years beginning after

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

NOTE 4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and held to maturity, with gross unrealized gains and losses at the dates indicated:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$92,831	$144	$(5,398)	$87,577
Municipal securities	8,616	1	(513)	8,104
Residential mortgage-backed securities(1)	184,477	822	(12,946)	172,353
Other	1,500	—	(226)	1,274
Total securities available for sale	$287,424	$967	$(19,083)	$269,308
Securities Held to Maturity
Corporate bonds	$500	$—	$(35)	$465
Subordinated debt securities	15,247	20	(535)	$14,732
Total securities held to maturity	$15,747	$20	$(570)	$15,197

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$122,673	$36	$(9,720)	$112,989
Municipal securities	8,823	—	(684)	8,139
Residential mortgage-backed securities(1)	160,152	100	(17,104)	143,148
Other	2,001	—	(344)	1,657
Total securities available for sale	$293,649	$136	$(27,852)	$265,933
Securities Held to Maturity
Corporate bonds	$500	$—	$(35)	$465
Subordinated debt securities	16,247	—	(82)	16,165
Total securities held to maturity	$16,747	$—	$(117)	$16,630

(1)
Residential mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

Management determined there was no allowance for credit losses ("ACL") required for securities available for sale and securities held to maturity as of September 30, 2025 or December 31, 2024.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2025 follows. Expected maturities will differ from contractual maturities because the issuers have, in certain instances, the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2025
Within 1 year	$4,959	$4,974	$—	$—
After 1 year through 5 years	73,686	70,211	1,000	1,020
After 5 years through 10 years	16,730	14,771	14,247	13,711
Over 10 years	6,072	5,725	500	466
Total securities with defined maturities	101,447	95,681	15,747	15,197
Other	1,500	1,274	—	—
Residential mortgage-backed securities	184,477	172,353	—	—
Total	$287,424	$269,308	$15,747	$15,197

Investment securities with a carrying value of $78.8 million and $86.3 million were pledged as collateral at September 30, 2025 and December 31, 2024, respectively, for borrowings available through the Federal Reserve Bank of Boston discount window (see Note 8). Investment securities with a carrying value of $185.5 million and $196.5 million were pledged as collateral at September 30, 2025 and December 31, 2024, respectively, for borrowings available with the Federal Home Loan Bank (see Note 8).

During the three months ended September 30, 2025, there were no sales of securities available for sale. During the nine months ended September 30, 2025, proceeds from sales of securities available for sale amounted to $8.3 million. During the three and nine months ended September 30, 2024, proceeds from sales of securities available for sale amounted to $38.5 million and $56.2 million, respectively. During the three months ended September 30, 2025, there were no gross gains or losses. During the nine months ended September 30, 2025, there were gross losses of $619 thousand and no gross gains. During the three months ended September 30, 2024, there were gross losses of $1.0 million and no gross gains. During the nine months ended September 30, 2024, there were gross losses of $2.4 million and gross gains of $3 thousand.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes securities in an unrealized loss position for which an ACL has not been recorded. Information pertaining to securities with gross unrealized losses at September 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$—	$—	$5,398	$71,425	$5,398	$71,425
Municipal securities	—	—	513	5,103	513	5,103
Residential mortgage-backed securities	33	12,490	12,913	82,625	12,946	95,115
Other	—	—	226	1,274	226	1,274
Total securities available for sale	$33	$12,490	$19,050	$160,427	$19,083	$172,917

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$43	$20,440	$9,677	$80,057	$9,720	$100,497
Municipal securities	28	1,005	656	7,134	684	8,139
Residential mortgage-backed securities	260	44,007	16,844	78,044	17,104	122,051
Other	—	—	344	1,657	344	1,657
Total securities available for sale	$331	$65,452	$27,521	$166,892	$27,852	$232,344

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Held to maturity corporate bond and subordinated debt holdings are comprised of high credit quality financial institutions. High credit quality corporate bonds and subordinated debt obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of well capitalized and strong performing financial institutions. Accordingly, the Company determined that the expected credit loss on its held to maturity portfolio was immaterial, and therefore, an allowance was not carried on its held to maturity debt securities at September 30, 2025 and December 31, 2024.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

During the first quarter of 2025, the Company's loan portfolio segments were updated to more closely align with regulatory call report classifications. This change resulted in a $295 thousand charge to credit loss expense for the quarter ended March 31, 2025.

The following tables show the impact of the segment updates to the loan portfolio and the ACL:

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

Avidia Bancorp, Inc.

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

The composition of net loans as of September 30, 2025 was as follows:

September 30, 2025
(In thousands)
Real estate loans
Home equity and second mortgages	$76,027
One to four family residential	521,606
Commercial real estate	526,345
Commercial real estate multi-family	98,647
Construction & land	51,311
Total real estate loans	1,273,936
Commercial loans
Commercial & industrial	495,263
Condominium associations	498,164
PPP loans	40
Total commercial loans	993,467
Consumer loans
Consumer	4,274
Total consumer loans	4,274
Total loans	2,271,677
Allowance for credit losses	(24,284)
Net deferred loan costs	3,070
Loans, net	$2,250,463

Avidia Bancorp, Inc.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As noted above, the Company's loan portfolio segments were updated during the first quarter of 2025. As of September 30, 2025 the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2024, the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

Business Manager: Loans in this segment are actively followed borrowing base lines of credit, secured by accounts receivable that have been purchased from the bank’s customer with recourse. The account creditors pay each invoice via a direct credit to our customer’s deposit account at the Company or via the US Post Office to the Company lockbox. The deposit account is not accessible by the Company's customer and is swept nightly to paydown the line of credit. These customers may or may not be eligible for traditional lines of credit (which are not subject to the same controls), as they may be experiencing tighter liquidity and / or equity positions due to life stage of the business. These lines are considered to have somewhat elevated risk over the Commercial and Industrial (C&I) portfolio due to (generally) 90% advance rates on the collateral, and weaker financial wherewithal. Credit quality is affected by general economic conditions for manufacturing and services.

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

Avidia Bancorp, Inc.

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

The following tables present the activity in the ACL by portfolio segment for the three months ended September 30, 2025 and 2024:

(In thousands)	Balance June 30, 2025	Credit loss expense / (reversal)	Loans charged-off	Recoveries	Balance September 30,2025
Three Months Ended September 30, 2025
Real estate loans
Home equity and second mortgages	$210	$15	$—	$1	$226
One to four family residential	2,625	30	—	—	2,655
Commercial real estate	7,741	39	—	135	7,915
Commercial real estate multi-family	319	(8)	—	—	311
Construction & land	1,559	575	—	—	2,134
Total real estate loans	12,454	651	—	136	13,241
Commercial loans
Commercial & industrial	8,560	809	(844)	79	8,604
Condominium associations	2,301	35	—	—	2,336
PPP loans	1	(1)	—	—	—
Total commercial loans	10,862	843	(844)	79	10,940
Consumer loans
Consumer	109	(10)	—	4	103
Credit cards	—	(4)	—	4	—
Total consumer loans	109	(14)	—	8	103
Total ACL on loans:	$23,425	$1,480	$(844)	$223	$24,284

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

	Balance	Credit loss			Balance
	June 30,	expense /	Loans		September 30,
(In thousands)	2024	(reversal)	charged-off	Recoveries	2024
Three Months Ended September 30, 2024
Business manager	$36	$6	$—	$—	$42
Condominium associations	2,510	52	—	—	2,562
Construction & land	716	(702)	—	—	14
Corporate credit card	—	(18)	—	18	—
Commercial real estate	7,729	(7,441)	—	25	313
Commercial real estate multi-family	145	(141)	—	—	4
Dental commercial and industrial	2,746	(2,746)	—	—	—
Other business	4,019	4,880	(955)	20	7,964
Solar	181	(33)	—	—	148
Vehicle financing	468	2,319	(226)	—	2,561
Home equity	209	(52)	—	32	189
Residential real estate	2,098	2,653	—	—	4,751
Overdraft and unsecured	14	(14)	—	—	—
Consumer credit card	—	911	—	10	921
Consumer installment	4	(6)	—	1	(1)
Passbook CD loans	—	2,117	—	—	2,117
Total ACL on loans:	$20,875	$1,785	$(1,181)	$106	$21,585

The following tables present the activity in the ACL by portfolio segment for the nine months ended September 30, 2025 and 2024:

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		September 30,
(In thousands)	2024	(reversal)	charged-off	Recoveries	2025
Nine Months Ended September 30, 2025
Real estate loans
Home equity and second mortgages	$189	$34	$—	$3	$226
One to four family residential	2,364	291	—	—	2,655
Commercial real estate	7,522	223	—	170	7,915
Commercial real estate multi-family	326	(15)	—	—	311
Construction & land	586	18,297	(16,749)	—	2,134
Total real estate loans	10,987	18,830	(16,749)	173	13,241
Commercial loans
Commercial & industrial	7,889	1,888	(1,306)	133	8,604
Condominium associations	2,839	(503)	—	—	2,336
PPP loans	—	—	—	—	—
Total commercial loans	10,728	1,385	(1,306)	133	10,940
Consumer loans
Consumer	26	104	(38)	11	103
Credit cards	—	(11)	—	11	—
Total consumer loans	26	93	(38)	22	103
Total ACL on loans:	$21,741	$20,308	$(18,093)	$328	$24,284

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		September 30,
(In thousands)	2023	(reversal)	charged-off	Recoveries	2024
Nine Months Ended September 30, 2024
Business manager	$48	$(6)	$—	$—	$42
Condominium associations	2,467	95	—	—	2,562
Construction & land	707	(736)	—	43	14
Corporate credit card	88	(26)	(84)	22	—
Commercial real estate	7,504	(7,226)	—	35	313
Commercial real estate multi-family	132	(128)	—	—	4
Dental commercial and industrial	2,633	(2,633)	—	—	—
Other business	4,208	4,914	(1,193)	35	7,964
PPP loans	—	—	—	—	—
Solar	137	11	—	—	148
Vehicle financing	603	2,184	(226)	—	2,561
Home equity	193	(171)	—	167	189
Residential real estate	2,019	2,732	—	—	4,751
Overdraft and unsecured	15	(14)	(1)	—	—
Consumer credit card	22	888	(10)	21	921
Consumer installment	5	(36)	—	30	(1)
Passbook CD loans	—	2,117	—	—	2,117
Total ACL on loans:	$20,781	$1,965	$(1,514)	$353	$21,585

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

Avidia Bancorp, Inc.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The risk ratings within the loan portfolio and current period charge-offs for the nine months ended September 30, 2025, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
September 30, 2025
Home equity and second mortgages:
Risk Rating
Pass (Rated 1-5, M, P)	$83	$845	$1,461	$871	$154	$1,356	$71,257	$76,027
Total	$83	$845	$1,461	$871	$154	$1,356	$71,257	$76,027
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
One to four family residential:
Risk Rating
Pass (Rated 1-5, M, P)	$48,424	$40,796	$72,661	$134,537	$87,241	$137,947	$—	$521,606
Total	$48,424	$40,796	$72,661	$134,537	$87,241	$137,947	$—	$521,606
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$77,234	45,802	23,632	$101,284	$88,050	$185,452	$—	$521,454
Special Mention (6-7)	—	—	—	—	—	4,238	—	4,238
Substandard (8)	—	—	—	251	402	—	—	653
Total	$77,234	$45,802	$23,632	$101,535	$88,452	$189,690	$—	$526,345
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate multi-family:
Risk Rating
Pass (Rated 1-5, M, P)	$21,326	$7,853	$8,488	$19,118	$16,248	$25,614	$—	$98,647
Total	$21,326	$7,853	$8,488	$19,118	$16,248	$25,614	$—	$98,647
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$4,859	$9,187	$1,649	$13,852	$—	$283	$5,080	$34,910
Special Mention (6-7)	—	—	—	7,471	—	—	—	7,471
Substandard (8)	—	—	1,052	—	—	—	—	1,052
Doubtful (9)	—	—	7,878	—	—	—	—	7,878
Total	$4,859	$9,187	$10,579	$21,323	$—	$283	$5,080	$51,311
Current period gross charge-off	$—	$—	$16,749	$—	$—	$—	$—	$16,749
Commercial & Industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$32,765	$53,611	$40,841	$48,195	$49,279	$125,075	$106,909	$456,675
Special Mention (6-7)	—	—	—	1,063	5,845	1,297	21,859	30,064
Substandard (8)	—	—	—	—	—	1,496	584	2,080
Doubtful (9)	—	579	1,338	41	—	3,153	192	5,303
Loss (10)	—	679	95	—	—	317	50	1,141
Total	$32,765	$54,869	$42,274	$49,299	$55,124	$131,338	$129,594	$495,263
Current period gross charge-off	$—	$—	$14	$414	$11	$867	$—	$1,306
Condominium associations:
Risk Rating
Pass (Rated 1-5, M, P)	$10,735	$9,308	$46,579	$232,556	$86,486	$112,500	$—	$498,164
Total	$10,735	$9,308	$46,579	$232,556	$86,486	$112,500	$—	$498,164
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
PPP Loans
Risk Rating
Pass (Rated 1-5, M, P)	$—	$—	$—	$—	$40	$—	$—	$40
Total	$—	$—	$—	$—	$40	$—	$—	$40
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Risk Rating
Pass (Rated 1-5, M, P)	$719	$627	$1,026	$470	$92	$1,243	$97	$4,274
Total	$719	$627	$1,026	$470	$92	$1,243	$97	$4,274
Current period gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$38

Avidia Bancorp, Inc.

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

Avidia Bancorp, Inc.

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

Commercial loans include factored accounts receivable in the recorded amount of $2.9 million and $1.9 million at September 30, 2025 and December 31, 2024, respectively, which is gross of cash reserves. At September 30, 2025 and December 31, 2024, cash reserves established from purchase price adjustments in total were $542 thousand and $206 thousand, respectively. The aging status of these loans and underlying receivables is not presented in the delinquency and nonaccrual disclosure tables. The financing agreements permit the Company to create and maintain from the purchase price of funded receivables a cash reserve in an operating deposit account controlled by the Company. The amount of the cash reserve is determined based on the risk profile of the borrower and the aging of outstanding funded accounts receivable. The Company may require borrowers to repurchase any funded accounts receivable that remains unpaid following 120 days after its invoice date.

At September 30, 2025 and December 31, 2024, funded accounts receivable unpaid 120 days or more in total were $943 thousand and $367 thousand, respectively. There were no impairments at September 30, 2025 and December 31, 2024.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates presented. There were no loans past due 90 days or more and still accruing as of September 30, 2025 or December 31, 2024.

	September 30, 2025
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$387	$387
Construction & land	1,052	8,930
Commercial & industrial	2,049	8,307
Total	$3,488	$17,624

	December 31, 2024
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
Dental commercial & industrial	$—	$670
Home equity	700	700
Other business	313	1,349
Residential	650	650
Vehicle financing	628	628
Total	$2,291	$3,997

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024.

The following is an aging analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2025
Home equity and second mortgages	$76,027	$75,753	$274	$—	$274
One to four family residential	521,606	515,855	5,364	387	5,751
Commercial real estate	526,345	523,995	2,350	—	2,350
Commercial real estate multi-family	98,647	98,647	—	—	—
Construction & land	51,311	42,381	—	8,930	8,930
Commercial & industrial	495,263	493,589	287	1,387	1,674
Condominium associations	498,164	498,164	—	—	—
PPP loans	40	40	—	—	—
Consumer	4,274	4,274	—	—	—
Total Loans	$2,271,677	$2,252,698	$8,275	$10,704	$18,979

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2024
Business manager	$1,939	$1,939	$—	$—	$—
Condominium associations	494,875	494,875	—	—	—
Construction & land	49,028	47,522	1,506	—	1,506
Commercial real estate	484,106	483,477	629	—	629
Commercial real estate multi-family	83,905	83,905	—	—	—
Dental commercial & industrial	190,519	189,986	533	—	533
Other business	203,570	202,011	251	1,308	1,559
PPP loans	264	264	—	—	—
Solar	76,888	76,812	76	—	76
Vehicle financing	27,004	27,004	—	—	—
Home equity	66,326	65,231	395	700	1,095
Residential	511,495	509,695	1,381	419	1,800
Overdraft and unsecured	887	887	—	—	—
Consumer installment	3,715	3,715	—	—	—
Passbook CD loans	458	420	38	—	38
Total	$2,194,979	$2,187,743	$4,809	$2,427	$7,236

For all loan segments, loans over 30 days contractually past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans by collateral type as of the balance sheet dates:

(In thousands)	Real Estate	All Business Assets	All Business Assets and Real Estate	Accounts Receivable	Total
September 30, 2025
One to four family residential	$510	$—	$—	$—	$510
Commercial real estate	—	—	348	—	348
Construction & land	8,930	—	—	—	8,930
Commercial & industrial	—	915	2,293	347	3,555
Total	$9,440	$915	$2,641	$347	$13,343

(In thousands)	Real Estate	All Business Assets	Total
December 31, 2024
Construction & land	$1,506	$—	$1,506
Commercial real estate	165	355	520
Commercial real estate multi-family	109	—	109
Dental commercial & industrial	—	769	769
Other business	497	921	1,418
Vehicle financing	—	628	628
Home equity	783	—	783
Residential	804	—	804
Total	$3,864	$2,673	$6,537

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Avidia Bancorp, Inc.

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

The following tables present the amortized cost basis of loans as of September 30, 2025 and September 30, 2024, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, respectively, by class and by type of modification. Only segments displayed in the table below have modified loans; there were no other loans experiencing financial difficulty and modified. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Payment Delay	Percent of Loan Segment
Three Months Ended September 30, 2025
Commercial & industrial	$6,410	1.29%
Total	$6,410	0.28%

(Dollars in thousands)	Payment Delay	Combination Payment Delay and Term Extension	Percent of Loan Segment
Three Months Ended September 30, 2024
Commercial real estate	$1,838	$1,500	0.67%
Dental commercial & industrial	356	—	0.18%
Residential	275	—	0.05%
Total	$2,469	$1,500	0.18%

(Dollars in thousands)	Payment Delay	Principal Re-Advance	Combination Payment Delay and Term Extension	Percent of Loan Segment
Nine Months Ended September 30, 2025
Commercial real estate	$1,892	$—	$—	0.36%
Commercial & industrial	6,695	3,258	19	2.01%
Total	$8,587	$3,258	$19	0.52%

(Dollars in thousands)	Payment Delay	Principal Re- Advance	Combination Payment Delay and Term Extension	Combination Payment Delay and Principal Re- Advance	Percent of Loan Segment
Nine Months Ended September 30, 2024
Commercial real estate	$1,838	$356	$1,500	$—	0.74%
Dental commercial & industrial	356	—	—	—	0.18%
Other business	924	—	—	194	0.56%
Residential	382	—	—	—	0.08%
Total	$3,500	$356	$1,500	$194	0.26%

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Company does not have any additional commitments to the borrowers included in the previous tables.

For the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024, modifications related to payment delays had minimal financial effect. All modifications for the three months ended September 30, 2025 were related to payment delays. The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2024 and nine months ended September 30, 2025 and September 30, 2024.

Weighted- Average Term Extension (months)
Three Months Ended September 30, 2024
Commercial real estate	240

Weighted- Average Term Extension (months)
Nine Months Ended September 30, 2025
Commercial & industrial	39

Weighted- Average Term Extension (months)
Nine Months Ended September 30, 2024
Commercial real estate	240

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months as of September 30, 2025 and 2024.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2025
One to four family residential	$—	$123	$2	$125
Commercial real estate	348	—	—	348
Commercial & industrial	190	63	—	253
Total	$538	$186	$2	$726

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2024
Other business	$—	$832	$—	$832
Total	$—	$832	$—	$832

For the three months ended September 30, 2025, there were no loans that were modified in the prior 12 months that had a payment default. For the three and nine months ended September 30, 2024, there were no loans that were modified in the prior 12 months that had a payment default. The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2025, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty.

(In thousands)	Payment Delay	Total
Nine Months Ended September 30, 2025
One to four family residential	$2	$2
Total:	$2	$2

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

At September 30, 2025, residential real estate loans in process of foreclosure totaled $114 thousand. At December 31, 2024, there were no residential real estate loans in process of foreclosure.

The Company has transferred a portion of its originated commercial mortgage loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2025 and December 31, 2024, the Company was servicing commercial and commercial mortgage loans for participants aggregating $126.7 million and $137.6 million, respectively.

Residential real estate mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans serviced for others were $271.1 million and $289.8 million at September 30, 2025 and December 31, 2024, respectively. Servicing fee income was $204 thousand and $626 thousand for the three and nine months ended September 30, 2025, respectively. Servicing fee income was $216 thousand and $643 thousand for the

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

three and nine months ended September 30, 2024, respectively. Certain of these loans were sold with recourse provisions. At September 30, 2025, the related maximum contingent recourse liability was $1.2 million, which is not recorded in the consolidated financial statements.

The Company records mortgage servicing rights (“MSRs”) on residential real estate loans sold and serviced for others. The risks inherent in MSRs relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of servicing rights. Key assumptions and inputs used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At September 30, 2025, the following weighted average assumptions were used in the calculation of fair value of MSRs: prepayment speed 7.62%, discount rate 10.5% to 12.5%, and default rate 0.07%.

The following summarizes changes to MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$3,253	$3,483	$3,488	$3,327
Payoffs	(75)	(56)	(227)	(55)
Changes in fair value	(29)	(185)	(112)	(30)
Ending balance	$3,149	$3,242	$3,149	$3,242

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

Cash Flow Hedges: The Company is party to interest rate swaps to manage its exposure to interest rate changes. Interest rate swaps with notional amounts totaling $135.0 million and $160.0 million as of September 30, 2025 and December 31, 2024, respectively, were designated as cash flow hedges and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. Fair value of the contracts are reported on consolidated balance sheets as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income.

The Company presents derivative positions gross on the consolidated balance sheets. The following table reflects the derivatives recorded on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$—	$—	$160,000	$175
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	105,032	6,146	88,154	7,492
Total included in other assets		$6,146		$7,667

Included in other liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$135,000	$401	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	105,032	6,146	88,154	7,492
Total included in other liabilities		$6,547		$7,492

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 7. DEPOSITS

A summary of deposit balances, by type is as follows:

(In thousands)	September 30, 2025	December 31, 2024
NOW and demand	$1,050,963	$1,038,635
Money market	278,095	250,878
Regular and other savings	413,300	383,139
Total non-certificate accounts	1,742,358	1,672,652
Term certificate accounts of $250,000 and greater	160,635	201,817
Term certificate accounts less than $250,000	172,875	188,743
Term certificate accounts	333,510	390,560
Total deposits	$2,075,868	$2,063,212

As of September 30, 2025, the aggregate amount of deposits, excluding subsidiary deposits, that meet or exceed the FDIC insurance limit of $250 thousand was $842.6 million.

Scheduled maturities and weighted average rates of time deposits for the next five years were as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$282,563	3.72%	$338,449	4.49%
Over 1 year to 2 years	41,590	3.74	21,095	3.70
Over 2 years to 3 years	4,433	3.19	25,726	3.99
Over 3 years to 4 years	1,845	3.65	2,532	3.60
Over 4 years to 5 years	3,079	3.08	2,758	3.37
Total	$333,510	3.71%	$390,560	4.40%

All deposits are fully insured due to the additional insurance provided to Massachusetts member banks, such as the Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Company above FDIC limits.

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB of Boston advances consist of the following:

	September 30, 2025		December 31, 2024
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Within 1 year	$225,000	4.46%	$165,000	4.53%
Over 1 year to 2 years	35,000	4.10	140,000	4.53
Over 2 years to 3 years	—	—	20,000	4.15
Total FHLB advances	$260,000	4.41%	$325,000	4.50%

The Bank also has an available $500 thousand line-of-credit with the FHLB at an interest rate that adjusts daily. There were no advances outstanding under this line-of-credit at September 30, 2025 and December 31, 2024. All borrowings from the FHLB are secured by a blanket lien on the Company’s residential real estate loans and certain commercial real estate loans in accordance with the FHLB’s policy requirements for qualified collateral.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Bank also has $18.0 million in available lines-of-credit with correspondent banks. There were no advances outstanding under these lines-of-credit at September 30, 2025 and December 31, 2024.

The Bank has agreements with the Federal Reserve Bank of Boston for borrowings at the discount window and through the borrower-in-custody program. The terms of these agreements call for the pledging of assets as security for all obligations of the Bank under these agreements (See Note 4). At September 30, 2025 and December 31, 2024, there were no borrowings outstanding under either agreement.

NOTE 9. SUBORDINATED DEBT

On May 17, 2022, the Company (as successor to Assabet Valley Bancorp) issued $28.0 million of subordinated debt to institutional investors. The subordinated debt is unsecured and subordinated on liquidation as to principal and interest to all claims against the Company that have the same or higher priority as deposit accounts. The subordinated debt is included in capital of the Bank. At the Company, the subordinated debt is classified as a liability but included in Tier 2 capital for regulatory capital. The Company used the subordinated debt to infuse capital into the Bank in the form of common equity to support capital levels and further growth and for general corporate purposes.

The subordinated debt is payable in full by June 2032; earlier prepayment is permitted after five years. Interest is paid semi-annually at a fixed rate of 4.50% until June 1, 2027 and thereafter the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR (provided, however, that in the event three-month SOFR is less than zero, three-month SOFR shall be deemed to be zero) plus 167 basis points. For the three and nine months ended September 30, 2025, contractual interest expense on the subordinated debt amounted to $315 thousand and $945 thousand, respectively. For the three and nine months ended September 30 2024, contractual interest expense on the subordinated debt amounted to $315 thousand and $945 thousand, respectively. For the three and nine months ended September 30, 2025, amortization of debt issuance costs was $40 thousand and $99 thousand, respectively. For the three and nine months ended September 30, 2024, amortization of debt issuance costs was $37 thousand and $100 thousand, respectively. The recorded balance of this debt, net of debt issuance costs, was $27.8 million and $27.7 million at September 30, 2025 and December 31, 2024, respectively.

Avidia Bancorp, Inc.

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

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated balance sheets:

(In thousands)		September 30, 2025	December 31, 2024
Lease right-of-use assets:
Operating leases	Premises and equipment, net	$5,275	$6,074
Finance leases	Premises and equipment, net	450	—
Total lease right-of-use assets		$5,725	$6,074

Lease liabilities:
Operating leases	Accrued expenses and other liabilities	$5,396	$6,119
Finance leases	Accrued expenses and other liabilities	407	—
Total lease liabilities		$5,803	$6,119

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

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	10.24	10.66
Finance leases	7.83	-

Weighted-average discount rate
Operating leases liabilities	6.47%	6.33%
Finance lease liabilities	4.00%	0.00%

The following table presents the components of lease expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating lease expense:
Operating lease cost	$199	$204	$599	$611
Variable lease cost	6	3	19	9
Total lease cost, net	$205	$207	$618	$620

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the components of lease expense for finance leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of-use asset	$5	$—	$16	$—
Interest on lease liabilities	4	—	12	—
Total lease cost, net	$9	$—	$28	$—

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$184	$198	$555	$593
Operating cash flows from finance leases	9	—	28	—
Financing cash flows from finance leases	4	—	12	—

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2025 are as follows:

(In thousands)	Operating Leases	Finance Leases
2025	$185	$14
2026	752	55
2027	765	57
2028	778	59
2029	765	60
Thereafter	4,036	231
Total undiscounted lease payments	$7,281	$476
Less: imputed interest	1,885	69
Net lease liabilities	$5,396	$407

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

Avidia Bancorp, Inc.

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

Off-balance-sheet financial instruments whose contract amounts represent credit risk include the following:

(In thousands)	September 30, 2025	December 31, 2024
Unadvanced lines of credit	$297,619	$314,578
Unadvanced construction loans	36,885	32,613
Residential mortgage loan commitments	6,275	8,090
Commercial and mortgage loan commitments	67,370	50,845
Standby letters of credit	4,906	4,542
Total	$413,055	$410,668

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

The regulations require minimum ratios of total capital, common equity Tier 1 capital and Tier 1 capital to risk-weighted assets and a minimum leverage ratio for all banking organizations as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets were phased in over several years. The required minimum conservation buffer was 2.5% on September 30, 2025 and December 31, 2024. The Company’s capital conservation buffer was 11.4% and 4.2% at September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum Total Risk-Based Capital, Common Equity Tier 1 Risk-based, Tier 1 Risk-based, and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Company
Total Risk-Based Capital:	$426,824	19.9%	$171,694	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	373,845	17.4%	96,578	4.5%	N/A	N/A
Tier 1 Risk-Based Capital:	373,845	17.4%	128,771	6.0%	N/A	N/A
Tier 1 Leverage Capital:	373,845	13.1%	85,847	4.0%	N/A	N/A
Bank
Total Risk-Based Capital:	$345,772	16.1%	$171,353	8.0%	$214,191	10.0%
Common Equity Tier 1 Risk-Based Capital	320,571	15.0%	96,386	4.5%	139,224	6.5%
Tier 1 Risk-Based Capital:	320,571	15.0%	128,515	6.0%	171,353	8.0%
Tier 1 Leverage Capital:	320,571	11.4%	85,676	4.0%	107,095	5.0%

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company
Total Risk-Based Capital:	$253,074	12.2%	$165,460	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	203,333	9.8%	93,071	4.5%	N/A	N/A
Tier 1 Risk-Based Capital:	231,333	9.8%	124,095	6.0%	N/A	N/A
Tier 1 Leverage Capital:	231,333	8.7%	106,298	4.0%	N/A	N/A
Bank
Total Risk-Based Capital:	$248,301	11.9%	$167,391	8.0%	$209,238	10.0%
Common Equity Tier 1 Risk-Based Capital	225,561	10.8%	94,157	4.5%	136,005	6.5%
Tier 1 Risk-Based Capital:	225,561	10.8%	125,543	6.0%	167,391	8.0%
Tier 1 Leverage Capital:	225,561	8.4%	108,052	4.0%	135,064	5.0%

The Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FDIC and the Massachusetts Division of Banks.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2025	December 31, 2024
Net unrealized loss on securities available for sale	$(18,116)	$(27,716)
Tax effect	4,022	6,147

Net (loss) gain on swaps	(401)	175
Tax effect	113	(49)
Accumulated other comprehensive loss	$(14,382)	$(21,443)

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 13. EMPLOYEE BENEFIT PLANS

Director and Executive Retirement Plans

The Company has adopted retirement benefit plans for the benefit of all members of the Board of Trustees of the Company and certain senior executives. Benefits are being accrued over the directors’ and executives’ required service periods. At September 30, 2025 and December 31, 2024, the Company has accrued $8.7 million and $7.6 million, respectively, related to these plans. For the three and nine months ended September 30, 2025, expenses related to these plans amounted to $214 thousand and $1.0 million, respectively. For the three and nine months ended September 30, 2024, expenses related to these plans amounted to $129 thousand and $243 thousand, respectively.

Employee Stock Ownership Plan

As part of the Initial Public Offering ("IPO") completed on July 31, 2025, the Bank established a tax-qualified Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $16.1 million from the Company to purchase 1,606,100 common shares in the IPO. The loan is payable in annual installments over 20 years. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets.

The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to shareholders' equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets.

For both the three and nine months ended September 30, 2025, the Company recognized $637 thousand of compensation expense related to the ESOP. The following table presents share information held by the ESOP:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Allocated shares	—	—
Shares committed to be released	60,229	—
Unallocated shares	1,545,871	—
Total shares	1,606,100	—

Fair value of unallocated shares	$23,095	$—

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

Individually analyzed loans - Certain individually analyzed loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the ACL. Fair value was measured using appraised

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

values of collateral and adjusted as necessary by management based on unobservable Level 3 inputs for specific properties. The ACL calculated for the collateral-based individually analyzed loans outstanding at September 30, 2025 and December 31, 2024 was $3.7 million and $1.1 million, respectively.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data. Management has estimated fair values of loans held for sale using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$269,308	$—	$269,308
MSRs	—	3,149	—	3,149
Interest rate swaps	—	6,146	—	6,146
Total assets	$—	$278,603	$—	$278,603

Liabilities
Interest rate swaps	$—	$6,547	$—	$6,547
Total liabilities	$—	$6,547	$—	$6,547

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$265,933	$—	$265,933
MSRs	—	3,488	—	3,488
Interest rate swaps	—	7,667	—	7,667
Total assets	$—	$277,088	$—	$277,088

Liabilities
Interest rate swaps	$—	$7,492	$—	$7,492
Total liabilities	$—	$7,492	$—	$7,492

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at September 30, 2025 or December 31, 2024.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$7,077	$7,077
Loans held for sale	—	1,745	—	1,745
Total	$—	$1,745	$7,077	$8,822

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$375	$375
Loans held for sale	—	850	—	850
Total	$—	$850	$375	$1,225

There were no transfers between levels during the nine months ended September 30, 2025.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments as of the balance sheet dates were as follows:

	September 30, 2025
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$111,868	$111,868	$111,868	$—	$—
Securities available for sale	269,308	269,308	—	269,308	—
Securities held to maturity	15,747	15,197	—	15,197	—
Federal Home Loan Bank stock	11,731	11,731	—	11,731	—
Loans, net	2,250,463	2,117,806	—	—	2,117,806
Loans held for sale	1,745	1,745	—	1,745	—
Accrued interest receivable	8,141	8,141	—	8,141	—
Bank-owned life insurance	36,375	36,375	—	36,375	—
MSRs	3,149	3,149	—	3,149	—
Financial liabilities:
Deposits, other than certificates of deposit	1,742,358	1,742,358	—	1,742,358	—
Certificates of deposit	333,510	332,762	—	332,762	—
Federal Home Loan Bank advances	260,000	260,769	—	260,769	—
Subordinated debt	27,778	26,906	—	26,906	—
Accrued interest payable	1,534	1,534	—	1,534	—

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$62,444	$62,444	$62,444	$—	$—
Securities available for sale	265,933	265,933	—	265,933	—
Securities held to maturity	16,747	16,630	—	16,630	—
Federal Home Loan Bank stock	14,729	14,729	—	14,729	—
Loans, net	2,176,459	2,002,458	—	—	2,002,458
Loans held for sale	850	850	—	850	—
Accrued interest receivable	8,897	8,897	—	8,897	—
Bank-owned life insurance	35,526	35,526	—	35,526	—
MSRs	3,488	3,488	—	3,488	—
Financial liabilities:
Deposits, other than certificates of deposit	1,672,652	1,672,652	—	1,672,652	—
Certificates of deposit	390,560	389,633	—	389,633	—
Federal Home Loan Bank advances	325,000	325,527	—	325,527	—
Subordinated debt	27,679	30,797	—	30,797	—
Accrued interest payable	1,697	1,697	—	1,697	—

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

Federal Home Loan Bank Stock – The fair value is based upon the par value of the stock that equates to its carrying value and are reported in the Level 2 fair value category.

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

Deposits – The fair value of deposits with no stated maturity date, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is based on the carrying value. The fair value of certificates of deposit is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities. Deposits are reported in the Level 2 fair value category.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 15. EARNINGS PER SHARE

Basic earnings per share ("EPS") represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three and nine months ended September 30, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three and nine months ended September 30, 2024 as the Company had no shares outstanding.

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net loss	$(907)	$(8,622)

Average number of common shares outstanding	20,076,250	20,076,250
Less: average unallocated ESOP shares	1,555,801	1,555,801
Average number of basic and diluted shares outstanding	18,520,449	18,520,449

Loss per common share:
Basic	$(0.05)	$(0.47)
Diluted	$(0.05)	$(0.47)

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

Goodwill. Goodwill is recognized when the fair value of consideration transferred in an acquisition is greater than the fair value of assets acquired and liabilities assumed. Goodwill has an indefinite useful life and is evaluated on at least an annual basis for potential impairment, and more often if circumstances warrant more frequent evaluations. An impairment loss is recognized to the extent that the carrying value exceeds fair value. Significant judgment and assumptions are utilized by management in the impairment analysis. Avidia Bank was created by a merger between Hudson Savings Bank and The Westborough Savings Bank in 2007. Goodwill of $11.9 million resulting from the merger is not amortized but is evaluated for impairment on an annual basis. Impairment of goodwill is recognized in earnings. As of September 30, 2025, no impairment has been recognized.

Mortgage Servicing Rights. Servicing rights are recognized as separate assets when rights are acquired through sale of financial assets and recorded at fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Changes in fair value are reported in mortgage banking income.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets increased $130.5 million, or 4.9%, to $2.79 billion at September 30, 2025 from $2.66 billion at December 31, 2024. The increase was primarily the result of increases in cash and cash equivalents and net loans.

Cash and Cash Equivalents. Cash and short-term investments increased $49.4 million, or 79.1%, to $111.9 million at September 30, 2025 from $62.4 million at December 31, 2024. The increase was primarily related to the funds received from the IPO subscription offering.

Securities Available for Sale. Securities available for sale increased $3.4 million, or 1.3%, to $269.3 million at September 30, 2025 from $265.9 million at December 31, 2024. The increase was primarily due to purchases of $44.1 million and unrealized losses decreasing $9.6 million, offset by principal paydowns of $22.9 million, maturities and calls of $18.7 million, and sales of $8.9 million.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock decreased $3.0 million, or 20.4%, to $11.7 million at September 30, 2025 from $14.7 million at December 31, 2024. The amount of stock we are required to own is in proportion to our Federal Home Loan Bank borrowings and our total assets.

Net Loans. Net loans increased $74.0 million, or 3.4%, to $2.25 billion at September 30, 2025 from $2.18 billion at December 31, 2024. Loan growth from December 31, 2024 to September 30, 2025 related to increases in commercial real estate loans of $42.2 million, or 8.7%, multi-family real estate loans of $14.7 million, or 17.6%, one to four family residential mortgage loans of $10.1 million, or 2.0%, home equity and second mortgages of $9.7 million, or 14.6%, and condo loans of $3.3 million, or 0.7%.

This loan growth was partially offset by a decrease from December 31, 2024 to September 30, 2025 of $4.7 million, or 0.9%, in commercial and industrial loans.

The growth in loans reflects our strategy to grow the balance sheet by continuing to diversify into higher-yielding loans to improve net margins and manage interest rate risk.

Bank-owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is non-taxable. Bank-owned life insurance increased $849 thousand, or 2.4%, to $36.4 million at September 30, 2025 from $35.5 million at December 31, 2024. The increase was primarily due to an increase in the cash surrender value of existing policies.

Deposits. Deposits increased $12.7 million, or 0.6%, to $2.08 billion at September 30, 2025 from $2.06 billion at December 31, 2024. Core deposits (which we define as all deposits, other than certificates of deposit and brokered deposits) increased $69.7 million, or 4.2%, to $1.74 billion at September 30, 2025 from $1.67 billion at December 31, 2024. The increase was primarily related to growth in most core deposits categories during the period with a $30.2 million, or 7.9%, increase in regular and other savings accounts, a $27.2 million, or 10.8%, increase in money market accounts, a $24.5 million, or 3.6%, increase in interest-bearing checking accounts, offset by a $12.2 million, or 3.4%, decrease in non-interest bearing checking. Certificates of deposit (excluding brokered certificates of deposit) decreased $42.1 million, or 11.6%, to $321.5 million at September 30, 2025 from $363.6 million at December 31, 2024. Brokered deposits decreased $15.0 million to $12.0 million at September 30, 2025 from $27.0 million from December 31, 2024.

Federal Home Loan Bank Advances. Advances decreased $65.0 million, or 20.0%, to $260.0 million at September 30, 2025 from $325.0 million at December 31, 2024 due to repayment of advances.

Total Shareholders' Equity. Total shareholders' equity increased $178.2 million, or 91.9%, to $372.0 million at September 30, 2025 from $193.8 million at December 31, 2024. This increase was primarily attributable to the capital raised during the Company’s IPO, which was completed on July 31, 2025. The Company's IPO increased total shareholders' equity by $195.2 million, including $186.2 million in net offering proceeds and $9.0 million from the donation of 900 thousand shares of common stock to the Avidia Bank Charitable Foundation. Also contributing to the increase was a decrease in accumulated other comprehensive loss of $7.1 million and ESOP expense of $637 thousand, offset by $16.1 million from the purchase of common shares by the ESOP and the net loss of $8.6 million for the nine months ended September 30, 2025. The decrease in accumulated other comprehensive loss was primarily due to the impact of the lower market interest rate environment on our unrealized loss on securities available for sale and interest rate swaps.

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

	For the Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$150,428	$1,588	4.19%	$42,118	$415	3.92%
Securities	292,031	2,567	3.49	306,177	2,672	3.47
Loans	2,264,095	29,727	5.21	2,202,174	28,439	5.14
Total interest-earning assets	2,706,554	33,882	4.97	2,550,469	31,526	4.92
Noninterest-earning assets	116,574			111,525
Total assets	$2,823,128			$2,661,994
Interest-bearing liabilities:
NOW accounts	$704,708	833	0.47%	$595,184	815	0.54%
Money market accounts	274,203	918	1.33	284,767	1,056	1.47
Regular and other savings accounts	411,941	2,407	2.32	355,220	2,387	2.67
Certificates of deposit	334,638	3,110	3.69	390,588	4,474	4.56
Total interest-bearing deposits	1,725,490	7,268	1.67	1,625,759	8,732	2.14
Federal Home Loan Bank advances	258,782	2,827	4.33	367,161	4,196	4.55
Subordinated debt	27,753	355	5.07	27,617	315	4.54
Total interest-bearing liabilities	2,012,025	10,450	2.06	2,020,537	13,243	2.61
Noninterest-bearing demand deposits	458,900			404,466
Other noninterest-bearing liabilities	34,777			38,281
Total liabilities	2,505,702			2,463,284
Total capital	317,426			198,710
Total liabilities and capital	$2,823,128			$2,661,994
Net interest income		$23,432			$18,283
Net interest rate spread (1)			2.91%			2.31%
Net interest-earning assets (2)	$694,529			$529,932
Net interest margin (3)			3.43%			2.84%
Average interest-earning assets to interest-bearing liabilities			134.52%			126.75%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$85,378	$2,224	3.48%	$45,415	$1,453	4.27%
Securities	297,462	7,774	3.49	298,782	7,625	3.41
Loans	2,236,493	86,791	5.19	2,185,343	83,189	5.08
Total interest-earning assets	2,619,333	96,789	4.94	2,529,540	92,267	4.87
Noninterest-earning assets	116,637			101,091
Total assets	$2,735,970			$2,630,631
Interest-bearing liabilities:
NOW accounts	$697,445	2,241	0.43	$598,451	2,309	0.52%
Money market accounts	270,213	2,608	1.29	298,584	3,328	1.49
Regular and other savings accounts	398,830	6,783	2.27	328,691	6,208	2.52
Certificates of deposit	356,341	10,609	3.98	379,694	12,759	4.49
Total interest-bearing deposits	1,722,829	22,241	1.73	1,605,420	24,604	2.05
Federal Home Loan Bank advances	310,654	10,267	4.42	370,902	12,540	4.52
Subordinated debt	27,844	1,021	4.90	27,586	945	4.58
Total interest-bearing liabilities	2,061,327	33,529	2.17	2,003,908	38,089	2.54
Noninterest-bearing demand deposits	403,764			395,920
Other noninterest-bearing liabilities	37,683			41,184
Total liabilities	2,502,774			2,441,012
Total capital	233,196			189,619
Total liabilities and capital	$2,735,970			$2,630,631
Net interest income		$63,260			$54,178
Net interest rate spread (1)			2.77%			2.33%
Net interest-earning assets (2)	$558,006			$525,632
Net interest margin (3)			3.23%			2.86%
Average interest-earning assets to interest-bearing liabilities			127.07%			126.23%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2025 and 2024

Net Loss/Income. The net loss for the three months ended September 30, 2025 was $907 thousand, or ($0.05) per share, compared to net income of $2.1 million for the three months ended September 30, 2024, a decrease of $3.0 million. The decrease was primarily due to a $10.5 million increase in non-interest expense, partially offset by a $5.1 million increase in net interest income, a $615 thousand decrease in credit loss expense, and a $1.7 million decrease in income tax expense. Non-interest expense included a $10.0 million, one-time donation, of 900 thousand shares of common stock at a total market value of $9.0 million and a $1.0 million cash contribution to the Avidia Bank Charitable Foundation.

The net loss for the nine months ended September 30, 2025 was $8.6 million, or ($0.47) per share, compared to net income of $8.0 million for the nine months ended September 30, 2024, a decrease of $16.6 million. The decrease was primarily due to a $15.0 million increase in non-interest expense, a $17.8 million increase in the credit loss expense, a $358 thousand decrease in non-interest income, partially offset by a $9.1 million increase in net interest income and a $7.4 million decrease in income tax expense. Non-interest expense included a $10.0 million, one-time donation, of 900 thousand shares of common stock at a total market value of $9.0 million and a $1.0 million cash contribution to the Avidia Bank Charitable Foundation.

Interest and Dividend Income. Interest and dividend income increased $2.4 million, or 7.5%, to $33.9 million for the three months ended September 30, 2025, from $31.5 million for the three months ended September 30, 2024, primarily due to a

$1.3 million increase in interest on loans and a $1.2 million increase in other interest income. The increase in interest on loans resulted primarily from an increase of $61.9 million in the average balance of loans to $2.26 billion for the three months ended September 30, 2025 from $2.20 billion for the three months ended September 30, 2024. The weighted average yield on loans increased to 5.21% for the three months ended September 30, 2025 compared to 5.14% for the three months ended September 30, 2024.

Interest and dividend income increased $4.5 million, or 4.9%, to $96.8 million for the nine months ended September 30, 2025, from $92.3 million for the nine months ended September 30, 2024, primarily due to a $3.6 million increase in interest on loans. The increase in interest on loans resulted primarily from an increase of $51.2 million in the average balance of loans to $2.24 billion for the nine months ended September 30, 2025 from $2.19 billion for the nine months ended September 30, 2024. The weighted average yield on loans increased to 5.19% for the nine months ended September 30, 2025 compared to 5.08% for the nine months ended September 30, 2024.

Average interest-earning assets increased $156.1 million, to $2.71 billion for the three months ended September 30, 2025, from $2.55 billion for the three months ended September 30, 2024. The yield on interest-earning assets increased to 4.97% for the three months ended September 30, 2025, from 4.92% for the three months ended September 30, 2024.

Average interest-earning assets increased $89.8 million, to $2.62 billion for the nine months ended September 30, 2025, from $2.53 billion for the nine months ended September 30, 2024. The yield on interest-earning assets increased to 4.94% for the nine months ended September 30, 2025, from 4.87% for the nine months ended September 30, 2024.

Interest Expense. Total interest expense decreased $2.8 million, or 21.1%, to $10.5 million for the three months ended September 30, 2025, from $13.2 million for the three months ended September 30, 2024. Interest expense on deposit accounts decreased $1.5 million, or 16.8%, to $7.3 million for the three months ended September 30, 2025, from $8.7 million for the three months ended September 30, 2024, due to a decrease in the weighted average rate on interest-bearing deposits to 1.67% for the three months ended September 30, 2025, from 2.14% for the three months ended September 30, 2024. Interest expense on Federal Home Loan Bank advances decreased $1.4 million, or 32.6%, to $2.8 million for the three months ended September 30, 2025, from $4.2 million for the three months ended September 30, 2024, due to a decrease in the average advances of $108.4 million between periods.

Total interest expense decreased $4.6 million, or 12.0%, to $33.5 million for the nine months ended September 30, 2025, from $38.1 million for the nine months ended September 30, 2024. Interest expense on deposit accounts decreased $2.4 million, or 9.6%, to $22.2 million for the nine months ended September 30, 2025, from $24.6 million for the nine months ended September 30, 2024, due to a decrease in the weighted average rate on interest-bearing deposits to 1.73% for the nine months ended September 30, 2025, from 2.05% for the nine months ended September 30, 2024. Interest expense on Federal Home Loan Bank advances decreased $2.3 million, or 18.1%, to $10.3 million for the nine months ended September 30, 2025, from $12.5 million for the nine months ended September 30, 2024, due to a decrease in the average advances of $60.2 million between periods.

Net Interest Income. Net interest income increased $5.1 million, or 28.2%, to $23.4 million for the three months ended September 30, 2025, from $18.3 million for the three months ended September 30, 2024, primarily due to an increase in net interest margin to 3.43% for the three months ended September 30, 2025, from 2.84% for the three months ended September 30, 2024 and a $156.1 million increase in the average balance of interest-earning assets during the three months ended September 30, 2025. Net interest rate spread increased to 2.91%, for the three months ended September 30, 2025, compared to 2.31% for the three months ended September 30, 2024. The increase in net interest margin and spread was driven by an increase in the weighted average yield on interest earning assets combined with a decrease in the weighted average rate paid on interest-bearing liabilities to 2.06% for the three months ended September 30, 2025, from 2.61% for the three months ended September 30, 2024.

Net interest income increased $9.1 million, or 16.8%, to $63.3 million for the nine months ended September 30, 2025, from $54.2 million for the nine months ended September 30, 2024, primarily due to an increase in net interest margin to 3.23% for the nine months ended September 30, 2025, from 2.86% for the nine months ended September 30, 2024 and $89.8 million increase in the average balance of interest-earning assets during the nine months ended September 30, 2025. Net interest rate spread increased to 2.77%, for the nine months ended September 30, 2025, compared to 2.33% for the nine months ended September 30, 2024. The increase in net interest margin and spread was driven by an increase in the weighted average yield on interest earning assets combined with a decrease in the weighted average rate paid on interest-bearing liabilities to 2.17% for the nine months ended September 30, 2025, from 2.54% for the nine months ended September 30, 2024.

Provision Expense for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a credit loss expense of $1.5 million was recorded for the three months ended September 30, 2025, compared to a credit loss expense of $2.2 million for the three months ended September 30, 2024.

A credit loss expense of $20.2 million was recorded for the nine months ended September 30, 2025, compared to a provision expense of $2.5 million for the nine months ended September 30, 2024. The $17.8 million increase is primarily due to the $16.7 million charge-off in the first quarter related to a land loan, as previously disclosed.

Non-interest Income. Non-interest income increased $10 thousand, or 0.2%, to $4.5 million for the three months ended September 30, 2025, from $4.5 million for the three months ended September 30, 2024. Non-interest income was primarily impacted by a $1.0 million net loss on securities available for sale which was recorded in the three months ended September 30, 2024. There were no such losses recorded in the three months ended September 30, 2025. This was offset by an $896 thousand net gain on equity securities which was recorded for the three months ended September 30, 2024. There were no such gains recorded in the three months ended September 30, 2025.

Non-interest income decreased $358 thousand, or 2.6%, to $13.5 million for the nine months ended September 30, 2025, from $13.9 million for the nine months ended September 30, 2024. The decrease was primarily due to a $2.5 million net gain on equity securities which was recorded for the nine months ended September 30, 2024. There were no such gains recorded in the nine months ended September 30, 2025. This decrease was partially offset by a $1.7 million decrease in net loss on securities available for sale, from losses of $2.4 million for the nine months ended September 30, 2024, compared to a $619 thousand loss for the nine months ended September 30, 2025, and a $540 thousand increase in payment processing income.

Non-interest Expense. Non-interest expense increased $10.5 million, or 58.5%, to $28.4 million for the three months ended September 30, 2025, from $17.9 million for the three months ended September 30, 2024. The increase was primarily due to a $9.6 million increase in other general and administrative expense, which included the $10.0 million contribution to the Avidia Bank Charitable Foundation. The increase was also due to a $1.6 million increase in salaries and employee benefits, which included $637 thousand for the full nine-month expense for the employee stock ownership plan that was adopted in connection with the mutual-to-stock conversion, a $473 thousand increase in short-term incentives and retirement expenses, and a $398 thousand increase in salaries. This was offset by a decrease of $615 thousand in data processing expense primarily due to $460 thousand of one-time credits associated with a billing adjustment.

Non-interest expense increased $15.0 million, or 27.3%, to $70.0 million for the nine months ended September 30, 2025, from $55.0 million for the nine months ended September 30, 2024. The increase was primarily due to a $9.1 million increase in other general and administrative expense, which included the $10.0 million contribution to the Avidia Bank Charitable Foundation. The increase was also due to a $4.7 million increase in salaries and employee benefits, which included $637 thousand for the full nine-month expense for the employee stock ownership plan that was adopted in connection with the mutual-to-stock conversion. The increase in salaries and employee benefits also included a $747 thousand increase in the long-term incentive expense, which was primarily the result of the termination of the plan and immediate vesting of participants, a $1.7 million increase in short-term incentives and retirement expenses, and a $1.3 million increase in salaries. Data processing costs increased $1.3 million, or 18.3%, primarily due to a new on-line banking platform, increased account volume and licensing costs, one-time expenses of $379 thousand related to contract terminations, offset by $460 thousand one-time credits associated with a billing adjustment.

Income Tax Benefit/Expense. Income tax benefit was $1.0 million for the three months ended September 30, 2025, compared to an income tax expense of $667 thousand for the three months ended September 30, 2024.

Income tax benefit was $4.8 million for the nine months ended September 30, 2025, compared to an income tax expense of $2.6 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. In addition, we have available credit facilities with the Federal Home Loan Bank of Boston, correspondent banks, and the Federal Reserve Bank of Boston. At September 30, 2025, we had the ability to borrow $685.7 million from the Federal Home Loan Bank of Boston, of which $260.0 million was outstanding. At September 30, 2025, we also had a $500 thousand line of credit with the Federal Home Loan Bank of Boston with no borrowings outstanding. At September 30, 2025, we had $18.0 million of available lines of credit with correspondent banks with no borrowings outstanding under any of them. At September 30, 2025, we also had aggregate available borrowing capacity of $330.1 million through the discount window and the borrower-in-custody program at the Federal Reserve Bank of Boston with no borrowings under either facility.

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

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. The net proceeds from the stock offering significantly increased our liquidity.

Avidia Bancorp, Inc. is a separate legal entity from Avidia Bank and it must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Avidia Bank. The amount of dividends that Avidia Bank may declare and pay is governed by applicable bank regulations. At September 30, 2025, Avidia Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $76.6 million.

At September 30, 2025, the Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. We anticipate that we will have sufficient funds available to meet our current lending commitments. At September 30, 2025, off-balance sheet commitments totaled $413.1 million.

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

Interest Rate Swaps. We employ various financial risk methodologies that limit, or “hedge,” the adverse effects of increasing or decreasing market interest rates on our investment portfolio, loan portfolio and short-term liabilities, such as Federal Home Loan Bank advances. At September 30, 2025, we had interest rate swaps related to Federal Home Loan Bank advances with a notional amount of $100.0 million and interest rate swaps on agency securities with a notional amount of $35.0 million. We also engage in hedging strategies with respect to arrangements where our commercial banking customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. At September 30, 2025, we had interest rate swaps related to customer loans of a notional amount of $105.0 million. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of September 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by the board of directors.

September 30, 2025
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$83,987	(12.3)%
300	87,245	(8.9)%
200	90,411	(5.6)%
100	93,344	(2.5)%
Level	95,756	0.0%
(100)	95,777	0.0%
(200)	95,712	0.0%
(300)	95,868	0.1%
(400)	96,462	0.7%

(1)
Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at September 30, 2025, we would have experienced a 5.6% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.0% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

The following table sets forth, as of September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

September 30, 2025
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$411,281	$(121,041)	(22.7)%	17.5%	(272)
300	444,438	(87,884)	(16.5)%	18.4%	(185)
200	477,433	(54,889)	(10.3)%	19.2%	(105)
100	508,659	(23,663)	(4.4)%	19.8%	(37)
Level	532,322	-	0.0%	20.2%	0
(100)	541,425	9,103	1.7%	20.1%	(15)
(200)	539,030	6,708	1.3%	19.5%	(68)
(300)	522,642	(9,680)	(1.8)%	18.6%	(166)
(400)	473,803	(58,519)	(11.0)%	16.7%	(356)

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

The table above indicates that at September 30, 2025, we would have experienced a 10.3% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.3% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective

Changes in Internal Controls Over Financial Reporting. During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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
101

The following materials for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

AVIDIA BANCORP, INC.

Date: November 14, 2025	/s/ Robert D. Cozzone
Robert D. Cozzone
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 14, 2025	/s/ Jonathan Nelson
Jonathan Nelson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)