Form 10-K
period 2025-12-31
Avidia Bancorp, Inc.
filed 2026-03-27
CIK 2058758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock at the end of the last business day of the most recently completed second fiscal quarter on June 30, 2025, was $-0-.

There were 20,076,250 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 25, 2026.

PART 1

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increases in the level of defaults, losses and prepayments on loans we have made and intend to make;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
changes in liquidity, including the size and composition of our deposit portfolio;
•
our ability to access cost-effective funding;
•
residential and commercial real estate market conditions including fluctuations in real estate values;
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

In this Annual Report the terms "we," "our," and "us" refer to Avidia Bancorp, Inc. and Avidia Bank, unless the context indicates another meaning. In addition, we sometimes refer to Avidia Bancorp, Inc. as "Avidia Bancorp" or the "Company" and to Avidia Bank as the "Bank."

BUSINESS OF AVIDIA BANCORP, INC.

Avidia Bancorp, Inc. was incorporated in February 2025 and became the holding company for Avidia Bank upon the conversion of Assabet Valley Bancorp, the former mutual holding company and sole stockholder of Avidia Bank, from the mutual form of organization to the stock form of organization (the “Conversion”). In connection with the Conversion, which was completed on July 31, 2025, the Company sold 19,176,250 shares of common stock at a price of $10.00 per share and contributed 900,000 shares of common stock and $1.0 million in cash to the Avidia Bank Charitable Foundation, Inc.

The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Avidia Bank. At December 31, 2025, the Company had total assets of $2.84 billion, loans of $2.30 billion, deposits of $2.13 billion, and stockholders’ equity of $379 million.

The Company’s principal office is located at 42 Main Street, Hudson, Massachusetts 01749, and the telephone number at that address is (800) 508-2265. Our website address is www.avidiabank.com. Information on our website is not and should not be considered a part of this annual report.

BUSINESS OF AVIDIA BANK

Avidia Bank (“the Bank”) is a Massachusetts-chartered stock savings bank, with its main office in Hudson, Massachusetts. Avidia Bank was formerly known as Hudson Savings Bank. In November 1997, Hudson Savings Bank converted from the mutual to stock form of organization by reorganizing into the current mutual holding company structure and Assabet Valley Bancorp became its mutual holding company and sole stockholder. In August 2007, Hudson Savings Bank and The Westborough Savings Bank merged and the combined institution adopted the Avidia Bank name. Both Hudson Savings Bank and The Westborough Savings Bank were originally chartered in 1869.

In addition to its headquarters facility in Hudson, Avidia Bank operates nine banking offices in western Middlesex County (Hudson (2 offices), Marlborough, and Framingham) and eastern Worcester County (Clinton, Leominster, Westborough, Northborough, and Shrewsbury), in Massachusetts.

Our business consists primarily of taking deposits from the general public in our local markets and nationally for our payments related services. We invest those deposits, together with funds generated from operations and contributed capital, primarily into one-to four-family residential mortgage loans, commercial real estate loans, and commercial and industrial loans, including condominium association loans. To a substantially lesser extent, we also originate home equity and second mortgage loans, multifamily loans, construction and land loans, and consumer loans. We also invest in securities, primarily U.S. Government-related securities and U.S. agency mortgage-backed securities.

We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts, demand deposit accounts and interest-bearing and noninterest-bearing checking accounts. As part of our deposit taking activities, through our Avidia Health program, we offer Health Savings Accounts (HSAs) nationwide. In addition to our core banking business, since 2000 we have engaged in payments processing activities, serving small business merchants and other payment processing entities nationwide.

Avidia Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks under Massachusetts law and by the Federal Deposit Insurance Corporation (the “FDIC”), its primary federal regulator and the primary insurer of its deposit accounts under federal law. Avidia Bank is a member of the Federal Home Loan Bank system.

In recent years, we have expanded our management team with a goal to provide a strong foundation to continue to sharpen the focus of our existing franchise and, over time, to execute growth strategies in our business lines and to increase scale and improve operational efficiencies and to support profitability. The proceeds from the stock offering provide support to continue to implement prudent growth and expand our ability to service customers commensurate with our higher capital footings. The stock offering enabled us to establish a charitable foundation to support our communities and an Employee Stock Ownership Plan ("ESOP”) to support and incentivize performance and franchise value. In January 2026 we also declared our first quarterly cash dividend to common shareholders at $0.05 per share.

Market Area

Our headquarters facility and banking offices are located in the western suburbs of the Boston metropolitan market, a populous, economically vibrant and diversified market area that we believe will continue to provide growth opportunities. Our offices are located in western Middlesex County and eastern Worcester County. We consider these counties, and surrounding areas, to be our primary market area. These counties are within the Boston and Worcester Metropolitan Statistical areas (“MSAs”), which are the two largest MSAs in Massachusetts, with Boston ranked as the twelfth largest MSA in the country. The combined population of Middlesex and Worcester Counties was approximately 2.6 million based on March 2026 estimates utilizing U.S. Census Data.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions and other non-bank financial service providers. At June 30, 2025 (the most recent date for which FDIC data is available), we were ranked 12th among FDIC-insured financial institutions with offices in Middlesex County, with a deposit market share of 2.17%, and 10th among the FDIC-insured financial institutions with offices in Worcester County, with a deposit market share of 2.70%. Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities firms, fintech companies, specialty finance firms and technology companies. Our ability to compete in our primary market area does not depend on any existing relationship. Competition in our payments processing business comes from other banks, and fintech companies, among others.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation of the financial services industry. Technological advances, for example, have lowered barriers to entry, which have allowed banks to expand their geographic reach by providing services over the internet making it possible for non-depository institutions, including fintech companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and loans could limit our growth in the future.

Lending Activities

General. Our principal lending activity is originating and servicing real estate loans and commercial and industrial loans in our markets. Loans secured by real estate comprised 56.4% of total loans at December 31, 2025 and consisted primarily of residential mortgages and commercial real estate loans. Commercial and industrial loans comprised 43.4% of total loans at that date, split between condominium association loans and all other commercial and industrial loans, including dental practice loans and solar plant loans, among others. To a substantially lesser extent, we also originate home equity and second mortgage loans, multifamily loans, construction and land loans, and consumer loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	December 31,
	2025		2024
(Dollar in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
One to four family residential	$518,225	22.6%	$511,495	23.3%
Home equity and second mortgages	78,350	3.4%	66,326	3.0%
Commercial real estate	534,855	23.3%	484,106	22.1%
Commercial real estate multifamily	104,695	4.6%	83,905	3.8%
Construction and land	57,005	2.5%	49,028	2.2%
Total real estate loans	1,293,130	56.4%	1,194,860	54.4%
Commercial and industrial loans
Condominium associations	506,683	22.1%	494,875	22.5%
Other commercial and industrial	491,765	21.3%	499,920	22.9%
PPP loans	11	0.0%	264	0.0%
Total commercial and industrial loans	998,459	43.4%	995,059	45.4%
Consumer loans
Consumer	3,877	0.2%	5,060	0.2%
Total consumer loans	3,877	0.2%	5,060	0.2%
Total loans	2,295,466	100.0%	2,194,979	100.0%
Allowance for credit losses	(22,018)		(21,741)
Net deferred loan costs	3,000		3,221
Loans, net	$2,276,448		$2,176,459

Contractual Maturities. The following tables set forth the contractual maturities of the total loan portfolio at December 31, 2025. Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are both reported as being due in one year or less. Because the table presents contractual maturities and does not reflect repricing or the effect of prepayments, actual maturities may differ.

(In thousands)	One Year or Less	One to Five Years	Five to Fifteen Years	More than Fifteen Years	Total
Real estate loans:
One to four family residential	$10,201	$42,423	$154,411	$311,190	$518,225
Home equity and second mortgages	3,062	12,943	45,646	16,699	78,350
Commercial real estate	37,623	169,864	202,482	124,886	534,855
Commercial real estate multifamily	4,070	25,509	47,542	27,574	104,695
Construction and land	34,208	13,278	5,821	3,698	57,005
Total real estate loans	89,164	264,017	455,902	484,047	1,293,130
Commercial and industrial loans
Condominium associations	23,404	106,999	237,563	138,717	506,683
Other commercial and industrial	174,406	137,476	146,008	33,875	491,765
PPP loans	11	—	—	—	11
Total commercial and industrial loans	197,821	244,475	383,571	172,592	998,459
Consumer loans
Consumer	1,036	2,185	636	20	3,877
Total consumer loans	1,036	2,185	636	20	3,877
Total	$288,021	$510,677	$840,109	$656,659	$2,295,466

The following table sets forth the Company's fixed and adjustable-rate loans at December 31, 2025, that are contractually due after December 31, 2026.

(In thousands)	Fixed	Adjustable	Total
Real estate loans:
One to four family residential	$178,962	$329,062	$508,024
Home equity and second mortgages	3,702	71,586	75,288
Commercial real estate	134,781	362,451	497,232
Commercial real estate multifamily	5,602	95,023	100,625
Construction and land	9,815	12,982	22,797
Total real estate loans	332,862	871,104	1,203,966
Commercial and industrial loans
Condominium associations	225,570	257,709	483,279
Other commercial and industrial	193,496	123,863	317,359
PPP loans	—	—	—
Total commercial and industrial loans	419,066	381,572	800,638
Consumer loans
Consumer	2,816	25	2,841
Total consumer loans	2,816	25	2,841
Total	$754,744	$1,252,701	$2,007,445

One- to Four-Family Residential Mortgage Loans. At December 31, 2025, one- to four-family residential mortgage loans totaled $518.2 million or 22.6% of total loans. The vast majority are secured by properties located in our primary market area.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a same manner as conforming loans. While we do not track the dollar amount of jumbo loans in our portfolio, we believe their amount is significant given that we operate in the western area of the Greater Boston metropolitan area where home prices often exceed FHFA conforming loan limits.

Adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years with initial interest rate adjustment periods of three, five and seven years based on changes in a designated market index. Interest rate adjustments are subject to periodic caps based on our asset/liability objectives and competitive factors. Fixed-rate one- to four-family residential real estate loans are primarily originated with terms of up to 30 years and a maximum loan-to-value ratio of 90% without private mortgage insurance. We generally charge a higher interest rate to waive private mortgage insurance. The maximum loan-to-value ratio is 97% for loans originated in conjunction with the Massachusetts Housing Partnership and 100% for loans to be sold to or insured by the Massachusetts Housing Finance Agency, an independent, quasi-public Massachusetts agency charged with providing financing for affordable housing in Massachusetts.

Subject to market conditions, we generally sell, with servicing rights retained, long-term, fixed-rate one- to four-family residential mortgage loans that we originate for interest rate risk management purposes.

We also originate one- to four-family residential mortgage loans secured by non-owner occupied properties. These loans are originated as fixed-rate or adjustable-rate loans with a maximum term of 30 years and a maximum loan-to-value ratio of 80%. The interest rate is generally 50 basis points (0.50%) above the interest rate on one- to four-family residential mortgage loans secured by owner occupied properties.

We generally do not offer “interest-only” mortgage loans on one- to four-family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential real estate loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Residential construction loans are generally originated as construction-permanent loans where after a 12 month construction period (the term of the construction period may be extended up to 36 months if circumstances warrant) the construction loan converts automatically to a permanent one- to four-family residential mortgage loan. During the construction phase fund are advanced on a “per completion” basis and the borrower makes interest-only payments. The interest rate is determined based on our internal risk/return objectives and competitive factors.

Home Equity Loans and Second Mortgage Loans. At December 31, 2025, home equity and second mortgage loans totaled $78.4 million or 3.4% of total loans. Subject to market conditions, we have a goal to increase this type of lending because it offers higher yields and their variable interest rates help to mitigate interest rate risk.

Home equity loans are generally revolving lines of credit and are generally underwritten using the same underwriting criteria for one- to four-family residential mortgage loans. Home equity lines of credit are generally underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan. Home equity lines of credit have a 20-year term. During the first 10 years the account revolves with a minimum monthly interest payment. During the last 10 years the account is closed to new draws and the principal balance is fully amortized, with interest. The interest rate is variable over the full term and is indexed to the prime rate as published in The Wall Street Journal. The maximum interest rate is 18% per annum, with no periodic rate caps. We may occasionally implement an interest rate floor depending on market conditions and internal risk/return objectives.

Second mortgage loans are fully-amortizing loans and are generally underwritten using the same underwriting criteria for one- to four-family residential mortgage loans. Second mortgage loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Second mortgage loans have a maximum term of 25 years and a maximum fixed interest rate of 18% per annum. The interest rate is set at origination based on market conditions and our asset/liability management objectives.

Commercial Real Estate Loans. At December 31, 2025, commercial real estate loans totaled $534.9 million or 23.3% of total loans. Commercial real estate loans are secured primarily by shopping centers, office building, light industrial properties, manufacturing facilities, and special use properties (e.g., a car wash facility) located in our primary market area. We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 30 years. We generally limit loan-to-value ratios to 80% of the appraised value or purchase price, whichever is lower. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2025, our largest commercial real estate loan had an outstanding balance of $30.5 million and is secured by a retail shopping center in our primary market area. At December 31, 2025, it was performing according to its original terms.

We consider a number of factors in originating commercial real estate loans, including the creditworthiness of the borrower, the value and condition of the mortgaged property securing the loan, and the rent roll of the mortgaged property. When evaluating the borrower, we also consider the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.20x, and the ratio of the loan amount to the appraised value of the mortgaged property. The collateral property is appraised by outside independent and qualified appraisers that are duly approved according to policy. Personal guarantees are often obtained from borrowers. Each borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates.

The following table shows the diversification of the commercial real estate portfolio as of December 31, 2025:

(In thousands)	Owner-Occupied	Non-Owner-Occupied	Total
Mixed-use	$30,145	$60,126	$90,271
Retail	13,789	55,775	69,564
Industrial	45,859	95,178	141,037
Office	17,907	71,397	89,304
Medical	24,020	17,933	41,953
Hospitality	37,958	1,392	39,350
Other	46,040	17,336	63,376
Total	$215,718	$319,137	$534,855

Commercial Real Estate Multifamily Loans. At December 31, 2025, commercial real estate multifamily loans totaled $104.7 million or 4.6% of total loans. Commercial real estate multifamily loans are secured primarily by five or more-unit residential apartment buildings located in our primary market area. We generally originate adjustable-rate commercial real estate multifamily loans with maximum terms of up to 30 years. From time to time we will also originate fixed rate loans in these portfolios. We generally limit loan-to-value ratios to 80% of the appraised value or purchase price, whichever is lower. At December 31, 2025, our largest commercial real estate multifamily loan had an outstanding balance of $4.7 million and it was performing according to its original terms.

We consider a number of factors in originating commercial real estate multifamily loans, including the creditworthiness of the borrower, the value and condition of the mortgaged property securing the loan, and the rent roll of the mortgaged property. When evaluating the borrower, we also consider the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.20x and that the ratio of the loan amount to the appraised value of the mortgaged property, subject to certain exception, is limited to 80%. The collateral property is appraised by outside independent and qualified appraisers that are duly approved according to policy. Personal guarantees are often obtained from borrowers.

Each borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates.

Construction and Land Loans. At December 31, 2025, construction and land loans totaled $57.0 million or 2.5% of total loans, which included speculative construction loans for residential properties, construction loans for commercial properties, and land loans for residential or commercial development. At December 31, 2025, the largest construction and land loan was a $13.0 million construction loan secured by commercial property and it was performing according to its original terms.

We originate residential construction loans to well-known builders in our market area. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder. Commercial construction loans have terms up to 36 months. Funds are advanced on a “per completion” basis and the borrower makes interest-only payments. The interest rate is determined based on our risk/return objectives and competitive factors. For properties to be held for rental income or to be owner-occupied, upon completion of construction the construction loan may be converted to a permanent commercial real estate loan.

Construction loans are generally limited to 80% (75% for investment properties) loan-to-completed-appraised-value ratio upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

We originate land loans generally for commercial development. These loans are generally 3-year, interest-only balloon loans, with no principal amortization, and have either fixed or variable interest rates. Land development loans which are approved for development are limited to 75%, and not yet approved for development land loans, are limited to 65% loan to as-is appraised value. We no longer originate loans secured by land not yet approved for development.

Commercial and Industrial Loans. At December 31, 2025, commercial and industrial loans totaled $998.5 million or 43.4% of total loans. Commercial and industrial loans include condominium association loans and all other commercial and industrial loans, including: dental practice loans; solar plant loans; and other commercial and industrial loans consisting primarily of lines of credit and term loans for working capital, business equipment, and general corporate needs. The Company monitors exposures to certain loan categories and manages within related board-approved contribution limits. We have preferred lender designation under the U.S. Small Business Administration’s Section 7(a).

At December 31, 2025, the largest category of commercial and industrial loans was condominium association loans, which totaled $506.7 million. We began condominium association lending in 2014. Funds from condominium association loans are used by the condominium association to replace or renovate a condominium complex’s roofs, siding, parking garages and areas, and other common areas. Collateral includes an assignment of cash flows from condominium unit owner dues, an assignment of the priority lien on the condominium complex, and an assignment of rental income on rented units. Loan terms are generally up to 30 years and fully amortizing, with fixed or variable interest rates. In underwriting a condominium association loan we review the mix of owners and renters living in the complex. While our condominium association loans are primarily made to condominium complexes located in our primary market area and surrounding area, we have made loans to condominium complexes outside of our market area. At December 31, 2025, the three states in which we had the largest concentration of condominium association loans were Massachusetts ($247.9 million), Florida ($78.4 million) and New York ($47.4 million). At December 31, 2025, the largest condominium association loan had an outstanding balance of $22.8 million and it was performing according to its original terms. The condominium complex is located in Miami Beach, Florida.

At December 31, 2025, dental practice loans totaled $183.3 million. We began dental practice lending in 2010. Funds are generally used by a dental practice group to acquire other dental practice groups. Loan terms are generally up to 10 years and fully amortizing, with fixed or variable interest rates. The loans are secured by a lien of the dental practice’s cash flows. Personal guarantees of the principals and an assignment of any life insurance policies on the principals are generally required. While our dental practice loans are primarily made to practices located in our primary market area and within Massachusetts, we have made loans to practices in neighboring New England states. At December 31, 2025, the largest dental practice loan had an outstanding balance of $4.3 million and it was performing according to its original terms. Takedown balances from the guidance line of credit are converted to term loans and do not reload the available balance on the guidance line of credit.

At December 31, 2025, solar plant loans totaled $103.5 million. We began solar plant lending in 2015. These loans are generally made to New England-based solar plants. A solar plant’s deposit relationship is generally tied to the lending relationship. Loan terms are generally up to 10 years and fully amortizing, with fixed or variable interest rates. The loans are secured by a lien on the solar fixtures and cash flows, an assignment of the power purchase agreements, and an assignment of tax credits associated with the plant. At December 31, 2025, the largest solar plant loan had an outstanding balance of $23.1 million and it was performing according to its original terms.

The vast majority of all other commercial and industrial loans are lines of credit and term loans generally secured by some or all of the business assets of the borrower, including machinery and equipment, accounts receivable, inventory, among other business assets. Lines of credit are generally variable rate demand loans with maturities of less than one year. Term loans have either fixed or variable rates and generally have terms not exceeding the estimated life of the collateral. When making commercial and industrial loans, we consider the financial statements of the borrower, lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the business assets.

Consumer Loans. At December 31, 2025, consumer loans totaled $3.9 million or 0.2% of total loans. Consumer lending has not been and is not expected to be a significant lending activity. The consumer loan portfolio consists primarily of automobile loans and recreational vehicle loans, which are generally fixed-rate loans for terms up to 60 months.

Loan Underwriting Risks

Adjustable-Rate Residential Real Estate Loans. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to any rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.

Commercial Real Estate and Multifamily Loans. Loans secured by commercial real estate or multifamily properties generally have larger balances and involve a greater degree of risk than owner-occupied, one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x for commercial real estate and 1.30x for multifamily loans. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate or multifamily loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Construction and Land Loans. Our construction and land loans are underwritten based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations. Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until the home is sold. Land loans have substantially similar risks to speculative construction loans.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make payments from the cash flow of the borrower’s business. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial and industrial loans typically consists of accounts receivable, inventory or equipment. Collateral may also consist of limited use and difficult-to-value property, such as solar panels. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles and recreational vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be collected.

Originations, Sales and Purchases of Loans

Our loan originations are primarily generated by our loan personnel operating at our banking offices and from referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. We also market through direct mail campaigns and radio and television advertising. All loans we originate are underwritten pursuant to our policies and procedures which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans.

While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type depends upon relative borrower demand and the pricing levels as set in the local marketplace by competitors. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, we originate for sale and sell a portion of the long-term, fixed-rate, one-to four-family residential mortgage loans that we originate on a servicing-retained, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in our portfolio to manage interest rate risk. We consider our balance sheet risk profile as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

On occasion, we have engaged in commercial loan participations, both as lead lender selling participation interests to other financial institutions and as purchaser of participation interests from other lead lenders. Loan participations are periodically reported to the board of directors. At December 31, 2025, our largest loan participation interest totaled $22.0 million, representing a 73% interest as lead lender in a commercial real estate loan in Massachusetts, and it was performing according to its original terms.

Loan Approval Procedures, Loans to One Borrower Limit and Lending Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and, after the completion of the conversion and stock offering, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2025, our loans-to-one borrower regulatory limit was $65.3 million, and our internal lending limit is the lower of $40.0 million or 15% of tier one capital. At December 31, 2025, our largest exposure to one lending relationship totaled $30.5 million secured by a retail shopping center in our primary market area. At December 31, 2025, this relationship was performing according to its original repayment terms. As a result of the conversion and stock offering, our loans-to-one borrower regulatory limit increased. Consistent with our strategy to grow our loan portfolio, we would expect to originate and retain in our portfolio larger loan relationships while also remaining diversified with smaller and mid-sized relationships as well.

Our lending activities are subject to written underwriting standards and origination procedures. Decisions on loans are made consistent with our loan policies and procedures, and the underwriting and review of a loan decision is designed primarily to determine the borrower’s ability to repay the requested loan. The board of directors has overall responsibility for our lending policy, and the board reviews this policy at least annually.

Avidia Bank’s board of directors has delegated loan approval authority to the Executive Governance Committee (consisting of seven directors, including the President and Chief Executive Officer), the Commercial Loan Committee (consisting of the President and Chief Executive Officer, the Executive Vice President – Chief Operating Officer, the Chief Risk Officer, the Chief Credit Officer, the Credit Manager, and two Senior Commercial Lending Officers) and certain officers up to prescribed limits, depending on the loan type. Generally, depending on loan type, risk rating and other factors, individual officer loan approval authorities are up to $1.0 million, Commercial Loan Committee approval authority is up to $10.0 million per loan or relationship and Executive Governance Committee approval authority per loan or relationship is $10.0 million and greater.

Loan policy exceptions are fully disclosed to the approving committee prior to approval, loans with policy exceptions are excluded from individual authority. Reporting on policy exceptions are generally included within each Board package.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone area.

We incurred a $19.2 million charge-off related to a $25.0 million land loan within the construction and land loan portfolio. Under applicable bank regulatory guidance, this land loan is considered a “high volatility commercial real estate” (HVCRE) loan. The bank regulatory guidance generally defines a HVCRE loan as a loan that finances the acquisition, development, or construction of commercial real estate, is secured by commercial real estate, and depends on future income or sale proceeds from, or refinancing of, such real estate. Consistent with bank regulatory guidance, Avidia Bank is required to assign a higher risk weighting to HVCRE loans when calculating its risk-based capital as opposed to the risk weighting for a non-HVCRE loan. Since the land loan was originated in March 2023, we have revised our underwriting standards to cease originating HVCRE loans and there were no material exposures to HVCRE loans at December 31, 2025.

Asset Quality

Detailed financial information about loan performance, loan quality, loan charge-offs, and the allowance for credit losses is contained in Note 3 of the Consolidated Financial Statements.

	December 31,
(Dollars in thousands)	2025	2024
Total loans	$2,298,466	$2,198,200
Average loans	2,247,775	2,187,258
Allowance for credit losses	(22,018)	(21,741)
Nonaccrual loans	20,208	3,997
Net charge-offs	(21,471)	(1,143)

Ratios:
Allowance for credit losses/total loans	0.96%	0.99%
Nonaccrual loans/total loans	0.88%	0.18%
Allowance for credit losses/nonaccrual loans	108.96%	543.93%
Net charge-offs/average loans	(0.96)%	(0.05)%

	Year ended December 31, 2025
(Dollars in thousands)	Net (Chargeoffs) Recoveries	Average Amount Outstanding	Ratio of Net (Chargeoffs) Recoveries to Average Loans
Real estate loans:
One to four family residential	$—	$518,258	—%
Home equity and second mortgages	4	72,414	0.01
Commercial real estate	170	524,296	0.03
Commercial real estate multifamily	—	80,756	—
Construction and land	(19,202)	51,989	(36.93)
Total real estate loans	(19,028)	1,247,713	(1.53)
Commercial and industrial loans
Condominium associations	—	496,897	—
Other commercial and industrial	(2,434)	498,574	(0.49)
PPP loans	—	93	—
Total commercial and industrial loans	(2,434)	995,564	(0.24)
Consumer loans
Consumer	(24)	4,498	(0.53)
Credit cards	15	—	—
Total consumer loans	(9)	4,498	(0.20)
Total loans	$(21,471)	$2,247,775	(0.96)%

	Year ended December 31, 2024
(Dollars in thousands)	Net (Chargeoffs) Recoveries	Average Amount Outstanding	Ratio of Net (Chargeoffs) Recoveries to Average Loans
Real estate loans:
One to four family residential	$—	$504,421	—%
Home equity and second mortgages	167	63,012	0.27
Commercial real estate	60	502,708	0.01
Commercial real estate multifamily	—	38,673	—
Construction and land	43	52,339	0.08
Total real estate loans	270	1,161,153	0.02
Commercial and industrial loans
Condominium associations	—	504,093	—
Other commercial and industrial	(1,459)	515,984	(0.28)
PPP loans	—	409	—
Total commercial and industrial loans	(1,459)	1,020,486	(0.14)
Consumer loans
Consumer	46	5,619	0.82
Credit cards	—	—	—
Total consumer loans	46	5,619	0.82
Total loans	$(1,143)	$2,187,258	(0.05)%

Past Due Loans. Loans past due 30 days are considered delinquent. When a borrower fails to make required loan payments, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. Collection efforts include automatic late notices, personal contact, telephone calls, and direct correspondence by Avidia Bank personnel with the delinquent borrower, generally beginning 15 to 30 days after the loan is first past due. The accrual of interest on a loan is discontinued when the loan is 90 days delinquent unless it is well secured and in the process of collection.

Generally, when a loan becomes 90 days past due, the loan is turned over to our attorneys to ensure further collection according to applicable laws and regulations. All loans past due 90 days are placed on nonaccrual status and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then collection proceedings will be pursued. Management submits a monthly delinquent loan report detailing loans 30 days or more past due to the board of directors.

Real Estate Owned. When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Estimated fair value is based on an appraisal typically obtained before the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2025, we had no balance outstanding for real estate owned.

Collateral-Dependent Loans. A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, we have elected the practical expedient to estimate expected credit losses based on the collateral’s fair value, less estimated cost to sell.

Modifications Made to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on the loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates

(which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests.

Classified Assets. Federal regulations provide that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured depository institutions, federal and Massachusetts banking regulators have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the afore-mentioned categories but possess weaknesses are designated as “special mention” by our management. Loans rated as special mention or worse are designated as criticized loans.

When an insured depository institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory agencies, which may require the establishment of additional general or specific loss allowances.

In connection with our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. In additional to internal loan review, we engage an external consultant annually to review, test and evaluate our internal loan review efforts, with a focus on risk rating accuracy. The external loan review also reviews the lending function’s compliance with our loan policy and applicable regulations.

Allowance for Credit Losses

On January 1, 2023, we adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with the CECL methodology. Under the CECL methodology, provisions for credit losses are charged to operations to establish an allowance for credit losses at a level to cover expected losses over the expected life of a loan or securities portfolio. Under the previous “incurred loss” model, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for credit losses, management analyzes reasonable and supportable forecasts and several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

Additions to the allowance for credit losses are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses. Credit losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, we will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio to maintain the allowance for credit losses according to U.S. GAAP.

As an integral part of their examination process, the Massachusetts Division of Banks and the FDIC will periodically review our allowance for credit losses, and as a result of such reviews, we may determine to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

The following table presents the allocation of the allowance for credit losses on loans by category as of the dates indicated:

	December 31,
	2025		2024
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Real estate loans
One to four family residential	$3,437	0.66%	$2,364	0.46%
Home equity and second mortgages	336	0.43	189	0.28
Commercial real estate	5,872	1.10	7,522	1.55
Commercial real estate multifamily	984	0.94	326	0.39
Construction and land	390	0.68	586	1.20
Total real estate loans	11,019	0.85	10,987	0.92
Commercial and industrial loans
Condominium associations	2,967	0.59	2,839	0.57
Other commercial and industrial	7,939	1.61	7,889	1.58
Total commercial loans	10,906	1.09	10,728	1.08
Consumer loans
Consumer	93	2.40	26	0.51
Credit cards	—	—	—	—
Total consumer loans	93	2.40	26	0.51
Total ACL on loans:	$22,018	0.96%	$21,741	0.99%

The following table presents the allocation of the allowance for credit losses on loans as of the dates indicated:

	December 31,
	2025		2024
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Real estate loans
One to four family residential	$3,437	22.6%	$2,364	23.3%
Home equity and second mortgages	336	3.4	189	3.0
Commercial real estate	5,872	23.3	7,522	22.1
Commercial real estate multifamily	984	4.6	326	3.8
Construction and land	390	2.5	586	2.2
Total real estate loans	11,019	56.4	10,987	54.4
Commercial and industrial loans
Condominium associations	2,967	22.1	2,839	22.5
Other commercial and industrial	7,939	21.3	7,889	22.9
Total commercial loans	10,906	43.4	10,728	45.4
Consumer loans
Consumer	93	0.2	26	0.2
Credit cards	—	—	—	—
Total consumer loans	93	0.2	26	0.2
Total ACL on loans:	$22,018	100.0%	$21,741	100.0%

Investment Activities

General. Our investment policy is established by the board of directors. The policy objectives are generally to: (i) invest excess funds when loan demand is low and provide a source of funds when loan demand is high, (ii) provide regulatory and operational liquidity needed to conduct daily operations, (iii) provide a high credit quality, diversified investments to minimize risk, (iv) enhance profitability by maintaining an acceptable spread over the cost of funds, and (v) provide collateral for pledging requirements such as pledges to secure Federal Home Loan Bank borrowings. Avidia Bank’s board of directors and its Asset Liability Committee (consisting of the President and Chief Executive Officer; Chief Financial Officer and Treasurer; Chief Risk Officer; Chief Lending Officer; and other members of executive and senior management) review all purchase and sale transactions at least quarterly.

Our investment policy is reviewed and approved annually by our board of directors. Authority to make investments under the approved guidelines are delegated to the President and Chief Executive Officer, the Chief Financial Officer and the Treasurer. These officers are authorized to execute investment transactions up to $10.0 million per transaction without the prior approval of Avidia Bank’s board of directors or its Executive Committee and within investment policy guidelines. Each transaction in excess of $10.0 million must receive the prior approval of the Executive Committee.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury securities, U.S. government agency and government-sponsored enterprise securities, mortgage-backed securities, municipal securities, certificates of deposit of federally-insured institutions, and investment grade corporate bonds, among others. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we have not purchased derivative securities as an investment strategy.

At the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale or designated for trading are reported at fair value, while securities held to maturity are reported at amortized cost. Consistent with our overall business and asset/liability management plan, which focuses on sustaining adequate levels of core earnings, the base premise of our investment portfolio is that all securities purchased will be suitable to be held to maturity. At December 31, 2025, we had $269.1 million of securities designated available for sale, $13.0 million of securities designated held to maturity, and no securities designated for trading.

We measure expected credit losses on available for sale securities based upon the unrealized gain or loss position of the security. For available for sale debt securities in an unrealized loss position, we evaluate qualitative criteria to determine any expected loss unless we intend to sell, or it is more likely than not that we will be required to sell before recovery of the amortized cost. In the latter two circumstances, we recognize the entire difference between the security’s amortized cost basis and its fair value as a write-down of the investment balance with a charge to earnings. Otherwise, management’s analysis considers various factors, which include the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security.

The following table summarizes year-end 2025 amortized cost, weighted average yields, and contractual maturities of our debt securities. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal payments, prepayments, or early redemptions that may occur. Weighted average yields have been calculated based on the amortized cost of the security. Weighted average yields on securities have not been computed on a tax-equivalent basis, as the effects are immaterial.

(Dollars in thousands)	One Year or Less	Weighted Average Yield	One to Five Years	Weighted Average Yield	Five to Fifteen Years	Weighted Average Yield	More than Fifteen Years	Weighted Average Yield	Total	Weighted Average Yield
Municipal securities	$—	—%	$2,542	1.64%	$—	—%	$5,065	3.45%	$7,607	2.84%
Mortgage-backed securities	—	—%	31,634	3.68%	8,707	1.58%	144,460	3.53%	184,801	3.46%
Other bonds and obligations	4,974	4.23%	74,408	2.30%	25,962	2.80%	500	5.07%	105,844	2.53%
Total	$4,974	4.23%	$108,584	2.69%	$34,669	2.49%	$150,025	3.53%	$298,252	3.12%

For additional information, see note 2 of notes to the Consolidated Financial Statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for lending and investment activities. We also use borrowings and brokered deposits to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated from within our primary market area and nationwide. We generate deposits from residents and businesses in our primary market area. We also generate deposits nationwide from Health Savings Accounts (HSAs) offered through our Avidia Health program and from deposits associated with our payments processing activities. We offer a selection of deposit accounts as shown in the table below. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated.

	December 31,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Outstanding Balance	Percent of Total Average Deposits	Weighted Average Rate
Noninterest-bearing demand deposits	$361,035	17.1%	—%	$402,585	20.0%	—%
NOW accounts	723,959	34.3%	0.31%	594,601	29.6%	0.44%
Money market accounts	272,138	12.9%	1.10%	291,294	14.5%	1.45%
Regular and other savings accounts	406,069	19.2%	2.12%	338,507	16.8%	2.48%
Certificates of deposit	349,281	16.5%	3.53%	384,675	19.1%	4.40%
Total	$2,112,482	100.0%		$2,011,662	100.0%

As of December 31, 2025 and 2024, the aggregate amount of deposits we had in amounts greater than $250,000, which is the maximum amount for Federal Deposit Insurance Corporation (“FDIC”) insurance, was $863.8 million and $732.8 million, respectively.

The following table sets forth, by time remaining until maturity, the certificates of deposit that exceed the FDIC limit of $250,000:

(In thousands)	December 31, 2025
Maturity period:
Three months or less	$43,159
Over 3 months through 6 months	36,429
Over 6 months through 12 months	45,486
Over 12 months	27,515
Total	$152,589

All of our deposits are fully insured due to the additional insurance provided to the Bank, under the Deposit Insurance Fund (“DIF”), a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Bank above FDIC limits.

At December 31, 2025, we had deposit concentrations consisting of Health Savings Accounts (HSAs) ($248.2 million or 11.7% of total deposits) and deposits related to our payments processing activities ($352.8 million or 16.6% of total deposits). HSAs generally consist of NOW accounts and deposits related to payment processing activities generally consist of non-interest and interest-bearing demand deposits and NOW accounts. At December 31, 2025, we had a total of 150,777 HSA depositors.

Borrowings. As a member of the Federal Home Loan Bank of Boston, Avidia Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank of Boston common stock owned and certain residential mortgage loans, provided certain credit-worthiness standards are met. Advances are available under several credit programs, each having its own interest rate and range of maturities. At December 31, 2025, we had the ability to borrow $683.4 million from the Federal Home Loan Bank of Boston, of which $260.0 million was outstanding. At December 31, 2025, we also had a $500 thousand line of credit with the Federal Home Loan Bank of Boston, $25.0 million in lines of credit with correspondent banks, and a $325.9 million borrowing capacity with the Federal Reserve Bank of Boston at the discount window and through the borrower-in-custody program. We had no outstanding borrowings under any of these facilities at December 31, 2025. For additional information, see note 7 of notes to consolidated financial statements.

In May 2022, the Company (as successor to Assabet Valley Bancorp) issued an aggregate principal amount of $28.0 million ($27.7 million net of issuance costs) in subordinated debt, of which $27.8 million was outstanding at December 31, 2025. The majority of the proceeds were invested in Avidia Bank to support its operations. For additional information, see note 8 of notes to the Consolidated Financial Statements.

Payments Processing Activities

General. Avidia Bank, in its role as a sponsor bank, provides payment services through strategic partnerships with Independent Sales Organizations (ISOs), Card Issuing Program Managers, FinTechs’s, and Third-Party Payment Processors (TPPPs). In its role as sponsor bank, Avidia Bank delivers a diversified portfolio of offerings including issuing, acquiring, digital payments, and Automated Clearing House (ACH) solutions. Avidia Bank moves money seamlessly across payment solutions while mitigating risk and anticipating changes to a complicated regulatory landscape. Due to the significant requirements for becoming a sponsor bank, there are a limited number of sponsor banks which creates opportunities for banks that have invested in technology and infrastructure to support payment processing. When served safely and efficiently, we believe these industries provide a source of stable, lower-cost deposits and non-interest income.

We entered the payment processing business in 2000 in an effort to increase non-interest income and provide cross selling opportunities for other business banking products and services. We served approximately 29 thousand small business merchants and other payment processing entities nationwide in 2025. As of December 31, 2025, we had nine active ISOs that served these small business merchants and other payment processing entities. Given the involved process for an ISO and associated merchants to move to another payment processing service provider, we do not believe this number of ISOs represents a funding concentration. During the year ended December 31, 2025, payments processing volume totaled $62.2 billion, with card acquiring and card issuing volume of $12 billion and $2 billion, respectively, and Automated Clearing House (ACH) payments volume of $48.2 billion. Payments processing is a source of low-cost deposits ($352.8 million and $231.7 million at December 31, 2025 and 2024, respectively).

Card Acquiring/Merchant Processing. Avidia Bank acts as an acquiring bank to sponsor acquiring activity on behalf of merchant customers by leveraging partnerships with third-party service providers, ISOs, and payment facilitators to identify, onboard and support merchant customers. We provide payment processing primarily through the third-party service providers or ISO business model in which we process and clear credit and debit card transactions on behalf of merchants. As of December 31, 2025, Avidia Bank had $105.0 million in deposits related to card acquiring programs.

Card Issuing. We issue debit, credit and prepaid cards for employer benefits related to health or lifestyle incentives and corporate funded loyalty, incentive, reward programs as well as for business expense management. Our accounts are offered to end users throughout the United States through our relationships with card issuing program managers and their relationships. As of December 31, 2025, Avidia Bank had $154.7 million in deposits related to card issuing programs. The majority of these deposits represent funds available to spend on HSAs or other health related incentive and reimbursement accounts, while the remainder is attributable to the other card issuing programs.

Automated Clearing House Network. One of the fastest-growing ways to make commercial and consumer payments is through the Automated Clearing House (ACH) network. As of December 31, 2025, Avidia Bank had $93.1 million in deposits related to ACH payment activities. ACH services are frequently utilized by the Avidia Bank’s ISO, card issuing and other sponsored entities for the money movement needed to support their programs.

Mastercard Remote Payment and Presentment Service (RPPS). Avidia Bank is a sponsor bank for both originators and concentrators utilizing the RPPS network. RPPS is an electronic bill pay network that powers bank bill pay, fintech bill pay services and accounts payable partners servicing consumers and businesses. Avidia Bank facilitates the money movement that supports RPPS activity through the ACH network.

Depository Services. Avidia Bank acts as the depository institution for the processing of credit and debit card payments and as the bank sponsor and depository institution for independent service organizations that process such payments and for other companies, such as bill payment companies for which we process ACH payments enabling those organizations to process electronic payments more easily and to better manage their risk of loss. Approximately $103.5 million of the deposit portfolio during the year ended December 31, 2025 was subject to variable, rate-related relationship fees derived from the terms of contractual agreements and paid to certain sponsored entities. These agreements are tied to a rate index, typically the Effective Federal Funds Rate (“EFFR”).

Properties

In addition to our headquarters facility in Hudson, we conduct our business through nine banking offices in Hudson, Marlborough, Clinton, Leominster, Westborough, Northborough, Shrewsbury, and Framingham. Including the headquarters facility, we own five offices and lease five offices. At December 31, 2025, the net book value of our premises and equipment was $29.2 million. For additional information, see note 5 to notes to consolidated financial statements.

Subsidiary Activities

Avidia Bank is the sole and wholly-owned subsidiary of Avidia Bancorp. Avidia Bank has three wholly-owned subsidiaries:

•
Hudson Securities Corporation, a Massachusetts corporation, is engaged in the buying, selling and holding of investment securities;
•
Eli Whitney Securities Corporation, a Massachusetts corporation, is engaged in the buying, selling and holding of investment securities; and
•
42 Main Street Corporation, a Massachusetts corporation, holds Avidia Bank’s foreclosed real estate property, if any.

In the case of Hudson Securities Corporation and Eli Whitney Securities Corporation, the income earned on the investment securities they own is taxed at a significantly lower state tax rate than the state tax rate applicable to Avidia Bank. In addition, these entities enable us to segregate certain assets for management purposes and allow us to borrow against them for liquidity purposes.

Legal Proceedings

We are not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our consolidated financial condition or results of operations.

Expense and Tax Allocation Agreements

Avidia Bancorp and Avidia Bank have an agreement for Avidia Bank to provide Avidia Bancorp with certain administrative support services in exchange for compensation at least equal to the fair market value of the services provided. In addition, Avidia Bancorp and Avidia Bank have an agreement establishing a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel and Human Capital

As of December 31, 2025, we had 241 full-time equivalent employees. Our employees are not represented by a collective bargaining group. We believe that we have a good working relationship with our employees.

The success of our business depends highly on our employees, who provide value to our customers and communities through their dedication to our business. We encourage and support the growth and development of our employees and, wherever possible, seek to fill open positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs. We believe our ability to attract and retain employees is a key to our success and strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

SUPERVISION AND REGULATION

General

Avidia Bank is a Massachusetts-chartered stock savings bank and is a wholly-owned subsidiary of Avidia Bancorp, which is a registered bank holding company. Avidia Bank’s deposits are insured up to applicable limits by the FDIC and by the Massachusetts Depositors Insurance Fund, a private industry-sponsored insurance fund, for amounts exceeding the FDIC insurance limits. Avidia Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering authority, and by the FDIC, its primary federal regulator and the federal insurer of its deposit accounts. Avidia Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau, as enforced by the FDIC. Avidia Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Division of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Avidia Bancorp is regulated by the Federal Reserve Board. Avidia Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes and the adequacy of its risk management framework; and establish the timing and amounts of assessments and fees imposed by the regulatory agencies. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings rely on the supervisor’s judgment and the receipt of a less than satisfactory rating in one or more categories may result in an enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Avidia Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, offer new products and services, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to offer products and services, acquire other financial institutions, or expand our branch network.

Avidia Bancorp is a bank holding company and is required to comply with the Bank Holding Company Act and the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Additionally, the Federal Reserve Board may directly examine the subsidiaries of a bank holding company, including Avidia Bank. Avidia Bancorp is subject to SEC rules and regulations under the federal securities laws.

Any change in applicable laws or regulations, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the Consumer Financial Protection Bureau, the FDIC, the Federal Reserve Board, the SEC or the U.S. Congress, could have a material adverse impact on the operations and financial performance of Avidia Bancorp and Avidia Bank.

Set forth below is a brief description of material regulatory requirements that apply to Avidia Bank and Avidia Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Avidia Bank and Avidia Bancorp.

Massachusetts Banking Laws and Supervision Applicable to Avidia Bank

General. As a Massachusetts-chartered stock savings bank, Avidia Bank is subject to supervision, regulation and examination by the Massachusetts Division of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, it is subject to Massachusetts consumer protection, the Massachusetts community investment law, and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks, with appropriate regulatory approvals, to engage in activities permissible for federally chartered banks or banks chartered by another state. The Massachusetts Commissioner of Banks also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Noncash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Avidia Bancorp may depend, in part, upon receipt of dividends from Avidia Bank. The payment of dividends from Avidia Bank would be restricted by federal law if the payment of such dividends would result in Avidia Bank failing to meet regulatory capital requirements.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution's capital stock (if any), surplus and undivided profits. The Massachusetts Commissioner of Banks generally applies the Office of the Comptroller of the Currency’s loan attribution rules to a borrower’s related interests. At December 31, 2025, Avidia Bank complied with the loans-to-one borrower limitation.

Loans to Bank Insiders. Massachusetts law imposes limits on Massachusetts-chartered banks’ loans to insiders that are substantially similar to limits imposed under Regulation O of the Federal Reserve Board. Avidia Bank must comply with Regulation O and the Massachusetts Commissioner of Banks retains examination and enforcement authority to ensure compliance.

Investment Activities. In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Avidia Bank’s investment activities.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate according to the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for noncompliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint the FDIC as receiver under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Avidia Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations of those statutes.

Excess Deposit Insurance Fund. Massachusetts-chartered savings banks are members of the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Avidia Bank above FDIC limits. In the future, if the aggregate amount of our deposits in excess of the federal deposit insurance limit (which is $250,000 per depositor) exceeds a threshold established by the Depositors Insurance Fund, then Avidia Bank may be required to exit the Depositors Insurance Fund, resulting in these excess deposits no longer being insured above FDIC limits, beginning one year after such exit.

Protection of Personal Information. Massachusetts regulations contain requirements intended to protect personal information and are similar to federal laws such as the Gramm-Leach-Bliley Act, discussed below under “ – Federal Regulations Applicable to Avidia Bank” and “ – Other Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Avidia Bank does not sell insurance products. Avidia Bank is licensed to solicit and refer potential insurance customers to an unaffiliated, third-party licensed insurance producer.

Parity Regulation. A Massachusetts bank may exercise, with appropriate regulatory approvals, any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity.

Other. Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations Applicable to Avidia Bank

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC considers not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Federal law required the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily fails to meet any qualifying criteria is provided with a grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements. At December 31, 2025, Avidia Bank had not opted into the community bank leverage ratio framework.

Capital Distributions. The FDIC generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the FDIC is obtained, Avidia Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income of the prior two calendar years. Payments of dividends by Avidia Bank are also subject to other banking law restrictions, such as the FDIC’s authority to prevent a bank from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce a bank’s capital below safe and sound levels and Massachusetts banking law restrictions which require dividends to be paid from net profits for the current and two previous years, and which preclude a Massachusetts bank from paying dividends if its capital is, or would become, impaired.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers, consistent with its safe and sound banking operations. The FDIC’s community reinvestment act regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The FDIC is required to assess Avidia Bank’s record of compliance with the Community Reinvestment Act. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Avidia Bank received a “Satisfactory” rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the Community Reinvestment Act, which also applies to Avidia Bank. The Massachusetts version is generally similar to the Community Reinvestment Act but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Avidia Bank’s most recent performance rating under Massachusetts law was “Satisfactory.”

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Boards’s Regulation W (and federal regulations that cross-reference Regulation W). An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Avidia Bank. Avidia Bancorp, Inc. is an affiliate of Avidia Bank because it controls Avidia Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state-chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Avidia Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Avidia Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Avidia Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The FDIC has extensive enforcement authority over insured state banks that are not members of the Federal Reserve System. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders, and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for the insured depository institutions they supervise. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation and benefits, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order and/or the imposition of civil money penalties.

Branching. Federal law permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Under current Massachusetts law, Avidia Bank may establish a branch in Massachusetts or in any other state. All branch applications require prior approval of the Massachusetts Commissioner of Banks and the FDIC. Avidia Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Acquisitions. Prior approval from the Massachusetts Commissioner of Banks and FDIC is required for Avidia Bank to acquire another bank. Well-capitalized and well-managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act.

Activities and Investments of Insured State-Chartered Banks. The Federal Deposit Insurance Act generally limits the kinds of activities in which state-chartered banks insured by the FDIC, like Avidia Bank, may engage, as a principal, to those that are permissible for national banks. Further, federal banking law permits national banks and state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be “well capitalized” and must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

Brokered Deposits. Federal law and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets may be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in 2018, amends the Federal Deposit Insurance Act to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

Prompt Corrective Action. Federal law requires, among other things, that federal banking agencies take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the FDIC’s regulations establish five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be

“well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The “community bank leverage ratio” regulatory capital framework, discussed previously, provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework is considered “well-capitalized” for purposes of prompt corrective action. At December 31, 2025, Avidia Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at federally-insured financial institutions, such as Avidia Bank, generally up to a maximum of $250 thousand per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Avidia Bank. The FDIC may terminate an institution’s deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Avidia Bank does not know of any practice, condition or violation that may lead to termination of its deposit insurance.

Privacy Regulations. Federal regulations generally require Avidia Bank to disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. Avidia Bank has a privacy protection policy in place, provides each new customer with this policy at the time of an initial account opening, and believes that such policy is in compliance with the regulations. Most states, including Massachusetts, have enacted legislation concerning breaches of data security and the duties of institution’s in response to a data breach. The U.S. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of their residents. Pursuant to the Fair and Accurate Credit Transactions Act (the “FACT

Act”), Avidia Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

Anti-Money Laundering; Bank Secrecy Act. Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10 thousand. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5 thousand and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the Bank Secrecy Act or has no lawful purpose. The USA PATRIOT Act, which amended the Bank Secrecy Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as Avidia Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for Avidia Bank.

Prohibitions Against Tying Arrangements. Avidia Bank is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Consumer Protection and Fair Lending Regulations. Avidia Bank is subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the U.S. Department of Justice for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Reserve Board, the FDIC and state attorneys general.

Regulations Applicable to Payments Processing Activities

Prepaid Accounts under the Electronic Fund Transfer Act (“Regulation E”) and the Truth In Lending Act (Regulation Z). The Consumer Finance Protection Bureau’s “Prepaid Accounts Rule,” adopted in October 2016, enhanced the regulations applicable to prepaid products and brought them fully within Regulation E, which implements the federal Electronic Fund Transfer Act. In addition, prepaid products that have a credit component, like some of those offered in connection with an existing program manager agreement, are now regulated by Regulation Z, which implements the federal Truth in Lending Act. The rule also extended Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services and other credit features. These rules became effective on April 1, 2019.

Customer Identification Programs for Holders of Prepaid Cards. The federal banking agencies issued guidance in 2016 that extends the requirements of the Customer Identification Program required by Section 326 of the USA PATRIOT Act to prepaid accounts where the cardholder has either the (i) ability to reload funds, or (ii) access to credit or overdraft features. If either of these features is present, the issuer must verify the identity of the named account holder.

Guidance for Third-Party Relationships. In June 2023, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the Office of the Comptroller of the Currency’s previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency’s existing guidance on this topic and is directed to all banking organizations supervised by the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC. Additionally, third party relationship risk management and banking as a service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators and further rulemaking activity or guidance may be forthcoming.

Other Regulations

Interest and other charges collected or contracted for by Avidia Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;
•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
•
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Avidia Bank also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•
Electronic Fund Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Avidia Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide central credit facilities primarily for member institutions. Avidia Bank is a member of the Federal Home Loan Bank of Boston. As a member of the Federal Home Loan Bank of Boston, Avidia Bank is required to acquire and hold shares of capital stock in it. Avidia Bank complied with this requirement at December 31, 2025. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Avidia Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Boston stock. At December 31, 2025, no impairment had been recognized.

Bank Holding Company Regulation

Avidia Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered with the Federal Reserve Board and is subject to regulations (including the Federal Reserve Board’s Regulation Y), examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Avidia Bancorp and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Avidia Bank or would otherwise result in Avidia Bancorp failing to serve as a source of strength for Avidia Bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

Once Avidia Bancorp’s total consolidated assets meet or exceed $3.0 billion, it will be subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies.

By law, a bank holding company must act as a source of strength to its subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. This support may be required at a time when Avidia Bancorp may not have the resources to provide support to Avidia Bank. If a bank holding company declares bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where a bank holding company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the bank holding company’s overall rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Avidia Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Avidia Bancorp is a legal entity separate and distinct from Avidia Bank and any of its other subsidiaries. Avidia Bancorp’s revenues ware derived primarily from any dividends paid to it by Avidia Bank. The right of Avidia Bancorp, and consequently the right of its shareholders, to participate in any distribution of the assets or earnings of its subsidiaries, through the payment of such dividends or otherwise, is subject to the prior claims of creditors of the subsidiaries, including, with respect to Avidia Bank and its depositors, except to the extent that certain claims of Avidia Bancorp in a creditor capacity may be recognized.

Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a Massachusetts savings bank, is regulated by the Massachusetts Commissioner of Banks and the Massachusetts Board of Bank Incorporation as a bank holding company. A bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution, (ii) must register, and file reports, with the Massachusetts Commissioner of Banks and (iii) is subject to examination by the Massachusetts Commissioner of Banks. Avidia Bancorp would be a bank holding company regulated by the Massachusetts Commissioner of Banks and the Massachusetts Board of Bank Incorporation if it acquires a second banking institution and holds and operates it separately from Avidia Bank.

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person or group of persons may acquire “control” of a bank holding company, such as Avidia Bancorp after the completion of the conversion and stock offering, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, if the holding company involved does not have its shares registered under the Securities Exchange Act of 1934, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

In addition, the Bank Holding Company Act prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve Board. Among other circumstances, under the Bank Holding Company Act, a company has control of a bank or bank holding company if it owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve Board has determined, after notice and opportunity for hearing, that it has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve Board has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve Board, could constitute the acquisition of control of a bank holding company for purposes of the Bank Holding Company Act.

Federal Securities Laws

Because Avidia Bancorp’s common stock is registered with the Securities and Exchange Commission Avidia Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

Avidia Bancorp qualifies as an “emerging growth company” as defined in the federal securities laws. For as long as it qualifies as an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, Avidia Bancorp also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require our independent auditors to audit our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. This election is irrevocable during the period a company qualifies as an emerging growth company.

Avidia Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the conversion and stock offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. With the conversion and stock offering completed in 2025, Avidia Bancorp expects to lose emerging growth company status effective December 31, 2030.

TAXATION

Federal Taxation

General. Avidia Bancorp, Inc. and Avidia Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Avidia Bancorp, Inc. and Avidia Bank.

Method of Accounting. For federal income tax purposes, Avidia Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At December 31, 2025, Avidia Bancorp, Inc. did not have any federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025, Avidia Bancorp, Inc. had no capital loss carryovers.

Charitable Contribution Carryovers.A corporation may deduct charitable contributions of up to 10% of taxable income before the charitable contribution deduction. Disallowed charitable contributions are carried forward to the succeeding 5 taxable years. At December 31, 2025, Avidia Bancorp, Inc. has a federal carryover of $ 9.9 million, which expires on December 31, 2030 and a state carryover of $10.1 million which expires on December 31, 2030.

Corporate Dividends. Avidia Bancorp may generally exclude from its income 100% of dividends received from Avidia Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The consolidated returns of Avidia Bancorp, Inc. have not been audited in the most recent five-year period.

State Taxation

Massachusetts State Taxation. Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations. The Massachusetts excise tax rate for savings banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. None of Avidia Bank’s state tax returns, as well as those of its subsidiaries, nor the consolidated returns of Avidia Bancorp, Inc. have been audited in the most recent five-year period.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Hudson Security Corp. and Eli Whitney Security Corp., each a wholly-owned subsidiary of Avidia Bank and which engages in securities transactions on its own behalf, each qualify as a security corporation. As such, each has received security corporation classification by the Massachusetts Department of Revenue and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

Maryland State Taxation. As a Maryland business corporation, Avidia Bancorp is required to file an annual report with and pay franchise taxes to the State of Maryland.

ITEM 1A. RISK FACTORS

Not applicable, as Avidia Bancorp is a “smaller reporting company.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal risks. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the EVP and Chief Risk Officer, and as discussed below, periodically to our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our system or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party information and assessments, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Information Officer and Information Security Officer, who report regularly to our board of directors, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cybersecurity risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and reliance tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using third-party cybersecurity experts. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections. We leverage external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to executive management and to the board of directors, as well as necessary regulatory notifications. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated, updated, and tested at least annually. Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, risks from cybersecurity threats have not materially affected our company.

Governance. Our Information Security Officer is accountable for managing our enterprise information security function and delivering our information security program. The responsibilities of this position include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity and access management and governance, and business resilience. These responsibilities are coordinated on a day-to-day basis with a first line of defense IT function, and our second line of defense Information Security function, including the Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the EVP and Chief Risk Officer. The function, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals responsible, including third-party vendors, are generally subject to professional education and certification requirements.

Our board of directors has approved board committees including the Information Technology Steering Committee, which focuses on technology impact, and its business impact as well as the Risk Committee, which focuses on organizational risk assessment, management, and oversight activities. The Information Technology Steering Committee provides oversight and governance of the technology program and the information security program. This committee is chaired by an elected board member, and includes the Chief Information Officer, Information Security Officer, Chief Risk Officer and the Chief Operations Officer, and other attendees within the Information Technology and Risk departments. This committee generally meets quarterly to provide oversight of the IT and Information Security programs, risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Chief Information Officer and Information Security Officer report summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan). The Risk Committee provides risk oversight across the enterprise, including for information security and technology risks. This committee is chaired by an elected board member, and includes the Chief Risk Officer, Information Security Officer and Chief Information Officer. This committee generally meets quarterly.

The board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Officer and Information Security Officer provide monthly and quarterly reports to the board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The board of directors reviews and approves our information security and technology budgets, policies, and strategies annually. Additionally, the board of directors reviews our cybersecurity risk profile on a quarterly basis.

ITEM 2. PROPERTIES

In addition to our headquarters facility in Hudson, we conduct our business through nine banking offices in Hudson, Marlborough, Clinton, Leominster, Westborough, Northborough, Shrewsbury, and Framingham. Including the headquarters facility, we own five offices and lease five offices. At December 31, 2025, the net book value of our premises and equipment was $29.2 million. For additional information, see note 5 to notes to consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our consolidated financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The common shares of the Company trade on the New York Stock Exchange under the symbol “AVBC”. The Company had approximately 1,001 holders of record of common stock at March 25, 2026.

Dividends. As of December 31, 2025, Avidia Bancorp had not paid any cash dividends to its stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions. In January 2026 the Company declared its first quarterly cash dividend of $0.05 per share, payable February 26, 2026 to shareholders of record as of the close of business on February 17, 2026.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no sales of unregistered equity securities during the quarter ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchases. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2025.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our consolidated financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of taking deposits from the general public in our markets and nationally for our payments related services. We invest those deposits, together with funds generated from operations and contributed capital, primarily into one-to four-family residential mortgage loans, commercial real estate loans, and commercial and industrial loans, including condominium association loans. To a substantially lesser extent, we also originate home equity and second mortgage loans, multifamily loans, construction and land loans, and consumer loans. We also invest in securities, primarily U.S. Government-related securities and U.S. agency mortgage-backed securities.

We offer a variety of deposit accounts, including certificate of deposit accounts, IRAs, money market accounts, savings accounts, demand deposit accounts and interest-bearing and noninterest-bearing checking accounts. As part of our deposit taking activities, through our Avidia Health program, we offer Health Savings Accounts (HSAs) nationwide. In addition to our core banking business, since 2000 we have engaged in payments processing activities, serving small business merchants and other payment processing entities nationwide.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our allowance for credit losses, noninterest income, noninterest expense, and income tax expense. Noninterest income currently consists primarily of payment processing income and customer service fees, together with income on other financial services. Noninterest expense consists primarily of expenses related to salary and employee benefits, occupancy and equipment, and data processing, along with other operating expenses. Income tax expense is based on federal and Massachusetts tax regulations.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies and Use of Critical Accounting Estimates

General. The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared to conform with U.S generally accepted accounting principles ("U.S. GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be our critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Significant judgment and assumptions are utilized by management in the impairment analysis. Avidia Bank was created by a merger between Hudson Savings Bank and The Westborough Savings Bank in 2007. Goodwill of $11.9 million resulting from the merger is not amortized but is evaluated for impairment on an annual basis. Impairment of goodwill is recognized in earnings. As of December 31, 2025, no impairment has been recognized.

Mortgage Servicing Rights. Servicing rights are recognized as separate assets when rights are acquired through sale of financial assets and recorded at fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Changes in fair value are reported in mortgage banking income.

SELECTED FINANCIAL DATA

The following summary data is based in part on the Consolidated Financial Statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or for the Years Ended
(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024
Earnings Data:
Net interest income	$86,541	$73,260
Total non-interest income	17,024	17,019
Total non-interest expense	87,805	73,097
Credit loss expense	21,443	1,779
(Loss) income before income tax expense	(5,683)	15,403
Net (loss) income	(3,289)	11,484
Per-Share Data:
(Loss) per share, basic	$(0.18)	N/A
(Loss) per share, diluted	(0.18)	N/A
Book value per share	18.88	N/A
Tangible book value per share (non-GAAP)	18.28	N/A
Performance Ratios:
Return on average assets	(0.12)%	0.44%
Return on average equity	(1.22)	6.18
Net interest margin(1)	3.29	2.89
Cost of deposits	1.40	1.63
Yield on loans	5.23	5.10
Interest rate spread (2)	2.85	2.37
Noninterest income as a percentage of average assets	0.62	0.65
Noninterest expense as a percentage of average assets	3.20	2.78
Efficiency ratio(3)	84.78	80.97
Average interest-earning assets as a percentage of average interest-bearing liabilities	126.47	126.32
Balance Sheet, (end of period):
Total assets	$2,837,090	$2,656,539
Total earning assets	2,722,357	2,543,243
Total loans	2,298,466	2,198,200
Total deposits	2,128,283	2,066,832
Total shareholders' equity	378,994	193,827
Asset Quality:
Allowance for credit losses	$22,018	$21,741
Allowance for credit losses as a percentage of total loans	0.96	0.99
Allowance for credit losses as a percentage of non-performing loans	108.96	543.93
Allowance for credit losses as a percentage of non-accrual loans	108.96	543.93
Non-accrual loans as a percentage of total loans	0.88	0.18
Net (charge-offs) recoveries as a percentage of average loans (annualized)	(0.96)	(0.05)
Total non-accruing assets as a percentage of total assets	0.71	0.15
Total non-performing assets as a percentage of total assets	0.71	0.15
Capital Ratios:
Total shareholders' equity as a percentage of total assets	13.36%	7.30%
Tangible shareholders' equity as a percentage of tangible assets (non-GAAP)	12.99	6.88
Total capital as a percentage of risk-weighted assets	19.66	12.24
Tier 1 capital as a percentage of risk-weighted assets	17.35	9.83
Common equity tier 1 capital as a percentage of risk-weighted assets	17.35	9.83
Tier 1 capital as a percentage of average assets	13.84	8.72

Non-GAAP Financial Measures.

This document contains certain non-GAAP financial measures in addition to results presented in accordance with U.S. GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. Each non-GAAP measure used by the Company in this document as supplemental financial data should be considered in conjunction with the Company’s GAAP financial information. The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community. A reconciliation of non-GAAP financial measures to GAAP measures is provided below.

(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024
Tangible shareholders' equity:
Total shareholders' equity (GAAP)	$378,994	$193,827
Less: Goodwill	11,936	11,936
Tangible shareholders' equity (non-GAAP)	$367,058	$181,891

Tangible assets:
Total assets (GAAP)	$2,837,090	$2,656,539
Less: Goodwill	11,936	11,936
Tangible assets (non-GAAP)	$2,825,154	$2,644,603

Shareholders' equity to assets (GAAP)	13.36%	7.30%
Tangible shareholders' equity to tangible assets (non-GAAP)	12.99%	6.88%

Common shares outstanding, including unallocated ESOP shares	20,076,250	N/A

Book value per common share (GAAP)	$18.88	N/A
Tangible book value per common share (non-GAAP)	$18.28	N/A

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets increased $180.6 million, or 6.8%, to $2.84 billion at December 31, 2025 from $2.66 billion at December 31, 2024. The increase was primarily the result of increases in loans and short-term investments. Loan growth was funded primarily by core deposit growth. The $194.9 million increase in paid in capital resulting from the Company's initial public offering ("IPO") primarily funded higher short-term investments and a reduction in borrowings.

Total Cash and Cash Equivalents. Cash and cash equivalents increased $83.0 million, or 132.9%, to $145.5 million at December 31, 2025 from $62.4 million at December 31, 2024. Short-term investments increased $82.8 million from the July 2025 stock offering proceeds in anticipation of future investment in loan growth and other strategic objectives.

Total Securities. Total securities decreased $541 thousand, or 0.2%, to $282.1 million at December 31, 2025 from $282.7 million at December 31, 2024. The primary change was a $24.8 million reduction to $88.2 million in available for sale U.S. government related securities and a $30.7 million increase to $173.8 million in higher-yielding mortgage-backed securities. Due primarily to the decrease in market interest rates during the year, debt securities market values improved and the net unrealized loss on securities available for sale decreased to $16.1 million, or 5.6% of amortized cost, at December 31, 2025 compared to a loss of $27.7 million, or 9.4% of amortized cost, at December 31, 2024.

Total Loans. Total loans increased $100.3 million, or 4.6%, to $2.30 billion at December 31, 2025 from $2.20 billion at December 31, 2024. Most major categories of loans increased, and loan growth was primarily concentrated in a $50.7 million, or 10.5%, increase in commercial real estate loans and a $20.8 million, or 24.8%, increase in commercial real estate multifamily loans. Due to the stock offering, the Bank’s supervisory regulatory ratio of non-owner occupied commercial real estate loans to regulatory capital decreased to 292% at December 31, 2025 from 387% at December 31, 2024.

Asset Quality. Nonaccruing loans increased by $16.2 million to $20.2 million, or 0.88% of total loans, at December 31, 2025 from a comparatively low $4.0 million, or 0.18% of total loans, at December 31, 2024 due principally to increases related to construction loans, commercial real estate loans, and commercial and industrial loans. Year-end modified loans to distressed borrowers increased to $16.8 million from $5.7 million all of which were in compliance with modified terms at year-end 2025. Delinquent loans totaled $10.9 million, or 0.47% of total loans at December 31, 2025, compared to $7.2 million, or 0.33% of total loans, at December 31, 2024.

The ratio of net loan charge-offs to average loans increased to 0.96% in 2025 from a comparatively low 0.05% in 2024, due principally to a $19.2 million charge-off of one land loan which was described in the earlier discussion of Lending Activities. Year-end loans rated as criticized increased to 4.52% of total loans from 3.44% of total loans, including loans rated as classified, which increased to 0.89% of total loans, from 0.52% of total loans.

Allowance for Credit Losses. The allowance for credit losses increased to $22.0 million at December 31, 2025 from $21.7 million at December 31, 2024. The ratio of the allowance to total loans decreased to 0.96% at December 31, 2025 from 0.99% at December 31, 2025. The ratio of the allowance to nonaccrual loans decreased to 109% at December 31, 2025 from 544% at December 31, 2024 due to the increase in nonaccrual loans.

Deposits. Deposits increased $61.5 million, or 3.0%, to $2.13 billion at December 31, 2025 from $2.07 billion at December 31, 2024. Core deposits (which we define as all deposits, other than certificates of deposit and brokered deposits) increased $129.4 million, or 7.7%, to $1.81 billion at December 31, 2025 from $1.67 billion at December 31, 2024. Most categories of core deposits increased, with growth concentrated in an $86.8 million, or 12.7%, increase in NOW accounts and a $38.6 million, or 10.0%, increase in savings accounts. The increase in NOW was driven by $121.1 million in growth in payment customers' deposits. Higher cost time deposits decreased $67.9 million, or 17.4%, to $322.7 million at December 31, 2025 from $390.6 million at December 31, 2024. This included a $27.0 million decrease in brokered deposits, which were paid out as of December 31, 2025.

Federal Home Loan Bank Advances. Advances decreased $65.0 million, or 20.0%, to $260.0 million at December 31, 2025 from $325.0 million at December 31, 2024 with the benefit of funding provided from the stock offering.

Total Shareholders' Equity. Total shareholders' equity increased $185.2 million, or 95.5%, to $379.0 million at December 31, 2025 from $193.8 million at December 31, 2024. This increase was primarily attributable to the common equity capital raised during the IPO. Shareholders’ equity benefited from an $8.6 million, or 40.2%, reduction in the accumulated other comprehensive loss to $12.8 million at December 31, 2025 from $21.4 million at December 31, 2024 due primarily to the impact of the lower market interest rate environment on our unrealized loss on securities available for sale and cash flow hedges.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and rates, and other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs are immaterial.

	For the Year Ended December 31,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$82,220	$2,736	3.33%	$47,648	$1,948	4.09%
Securities	296,874	10,304	3.47	295,794	10,249	3.46
Loans	2,247,775	117,542	5.23	2,187,258	111,536	5.10
Total interest-earning assets	2,626,869	130,582	4.97	2,530,700	123,733	4.89
Noninterest-earning assets	114,291			102,347
Total assets	$2,741,160			$2,633,047
Interest-bearing liabilities:
NOW accounts	$723,959	3,408	0.47%	$594,601	3,083	0.52%
Money market accounts	272,138	3,506	1.29	291,294	4,219	1.45
Regular and other savings accounts	406,069	9,061	2.23	338,507	8,384	2.48
Certificates of deposit	349,281	13,577	3.89	384,675	17,184	4.38
Total interest-bearing deposits	1,751,447	29,552	1.69	1,609,077	32,870	2.02
Federal Home Loan Bank advances	297,811	13,116	4.40	366,785	16,343	4.54
Subordinated debt	27,831	1,373	4.93	27,603	1,260	4.56
Total interest-bearing liabilities	2,077,089	44,041	2.12	2,003,465	50,473	2.52
Noninterest-bearing demand deposits	361,035			402,585
Other noninterest-bearing liabilities	33,686			41,307
Total liabilities	2,471,810			2,447,357
Total capital	269,350			185,690
Total liabilities and capital	$2,741,160			$2,633,047
Net interest income		$86,541			$73,260
Net interest rate spread (1)			2.85%			2.37%
Net interest-earning assets (2)	$549,780			$527,235
Net interest margin (3)			3.29%			2.89%
Average interest-earning assets to interest-bearing liabilities			126.47%			126.32%

_______________

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	2025 Compared with 2024			2024 Compared with 2023
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Cash and due from banks	$1,150	$(362)	$788	$(145)	$(155)	$(300)
Securities	37	18	55	(778)	2,547	1,769
Loans	3,165	2,841	6,006	4,855	6,293	11,148
Total interest-earning assets	4,352	2,497	6,849	3,932	8,685	12,617

Interest-bearing liabilities:
NOW accounts	609	(284)	325	(143)	1,400	1,257
Money market accounts	(247)	(466)	(713)	(1,077)	385	(692)
Regular and other savings accounts	1,508	(831)	677	1,079	5,993	7,072
Certificates of deposit	(1,376)	(2,231)	(3,607)	1,314	3,568	4,882
Total interest-bearing deposits	494	(3,812)	(3,318)	1,173	11,346	12,519
Federal Home Loan Bank and Federal Reserve advances	(3,038)	(189)	(3,227)	(1,098)	(738)	(1,836)
Subordinated debt	11	102	113	6	(6)	—
Total interest-bearing liabilities	(2,533)	(3,899)	(6,432)	81	10,602	10,683

Change in net interest income	$6,885	$6,396	$13,281	$3,851	$(1,917)	$1,934

Comparison of Operating Results for the Years ended December 31, 2025 and December 31, 2024

Net Loss/Income. Operating results were a net loss of $3.3 million, or ($0.18) per share for the twelve months ended December 31, 2025, decreasing $14.8 million from net income of $11.5 million for the twelve months ended December 31, 2024. Pre-tax income decreased $21.1 million primarily due to a $19.6 million increase in credit loss expense. Additionally, 2025 results were reduced by a one-time $10.0 million charitable contribution expense to establish the Avidia Bank Charitable Foundation. Results in 2025 benefited from higher net interest income related to loan and deposit growth as well as the investment of stock offering proceeds. These benefits outweighed the impact of higher operating expenses.

Interest and Dividend Income. Interest and dividend income increased $6.8 million, or 5.5%, to $130.6 million for year ended December 31, 2025, from $123.7 million for the year ended ended December 31, 2024, primarily due to a $6.0 million increase in interest on loans. The increase in loan interest reflected both volume and rate related improvements resulting from the emphasis on growth in higher yielding commercial-related loans. The average balance of loans increased $60.5 million, or 2.8%, to $2.25 billion for the year ended December 31, 2025 from $2.19 billion for the year ended ended December 31, 2024. The weighted average yield on loans increased for these periods to 5.23% from 5.10%.

Average interest-earning assets increased $96.2 million, or 3.8%, to $2.63 billion for the year ended December 31, 2025, from $2.53 billion for the year ended December 31, 2024. This included a $34.6 million increase in average cash and short-term investments, in addition to loan growth. The yield on interest-earning assets for these periods increased to 4.97% from 4.89%.

Interest Expense. Total interest expense decreased $6.4 million, or 12.7%, to $44.0 million for the year ended December 31, 2025, from $50.5 million for the year ended December 31, 2024 due to a $3.6 million decrease in interest on certificates of deposit and a $3.2 million decrease in interest on Federal Home Loan Bank advances due to paydowns of these higher cost funds with proceeds from the stock offering.

Average interest-bearing liabilities increased $73.6 million, or 3.7%, to $2.08 billion for the year ended December 31, 2025, from $2.00 billion for the year ended December 31, 2024. A $129.4 million, or 21.8%, increase in lower cost average NOW account balances was primarily responsible for the $142.4 million increase in average interest-bearing deposits. Interest-bearing deposit growth was partially offset by a $69.0 million decrease in average Federal Home Loan Bank advances. The cost of interest-bearing liabilities decreased to 2.12% for the year ended December 31, 2025, from 2.52% for the year ended December 31, 2024.

Average non-interest bearing demand deposits decreased by $41.6 million, or 10.3%, to $361.0 million for the year ended December 31, 2025, compared to $402.6 million for the year ended December 31, 2024. Due to the IPO, total average capital increased $83.7 million, or 45.1%, to $269.4 million from $185.7 million for these respective periods.

Net Interest Income. Net interest income increased $13.3 million, or 18.1%, to $86.5 million for the year ended December 31, 2025, from $73.3 million for the year ended December 31, 2024, primarily due to an increase in the net interest margin to 3.29% for the year ended December 31, 2025, from 2.89% for the year ended December 31, 2024. Net interest income benefited from growth in higher yielding loans funded by a reduction in cost of deposits. Net interest income also benefited from the reinvestment of stock offering proceeds into short-term investments and reductions in the balance of higher priced borrowings.

Credit Loss Expense. Based on management’s analysis of the adequacy of the allowance for credit losses, a credit loss expense of $21.7 million was recorded for the year ended December 31, 2025, compared to a credit loss expense of $2.1 million for the year ended December 31, 2024. The $19.6 million increase is primarily due to the $19.2 million net charge-off related to a land loan, as previously disclosed.

Non-interest Income. Non-interest income increased $5 thousand, or 0.03%, to $17.0 million for the year ended December 31, 2025. An $800 thousand improvement in net securities gains/losses was more than offset by a $1.2 million, or 74.4%, decrease in mortgage banking income reflecting market conditions. Payment processing income increased $360 thousand, or 4.8%, while customer service fees decreased $67 thousand, or 1.8%. Income on bank-owned life insurance increased $205 thousand, or 22.1%.

Non-interest Expense. Non-interest expense increased $14.7 million, or 20.1%, to $87.8 million for the year ended December 31, 2025, from $73.1 million for the year ended December 31, 2024. The increase was primarily due to the $10.0 million cost of a contribution of stock and cash to the Avidia Bank Charitable Foundation. The increase was also due to a $5.0 million increase in salaries and employee benefits. Salaries increased $1.3 million. Compensation related cost increases were primarily due to changes in conjunction with the conversion and IPO, including costs of $1.1 million for the termination of the long-term incentive plan and a $1.7 million increase in short-term incentives and retirement expenses. Occupancy and data processing expenses together increased $1.1 million due to a new on-line banking platform, increased account volume and licensing costs recorded in these accounts. Higher conversion-related professional expenses were offset by lower payment processing expenses.

Income Tax Benefit/Expense. The income tax benefit was $2.4 million for the twelve months ended December 31, 2025, compared to an income tax expense of $3.9 million for the year ended December 31, 2024.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in market interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk according to the policy and guidelines approved by our board of directors. The Asset Liability Committee meets at least quarterly, is comprised of executive officers and certain senior management, and reports to the board risk committee on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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
•
using our investment securities portfolio and interest rate derivatives as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of market interest rate movements on net interest income and economic value of equity;
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

Interest Rate Derivatives. We employ various financial risk methodologies that limit, or “hedge,” the adverse effects of increasing or decreasing market interest rates on our investment or loan portfolio and short-term liabilities, such as Federal Home Loan Bank advances. At December 31, 2025, we had interest rate swaps related to Federal Home Loan Bank advances of a notional amount of $100 million and interest rate swaps related to investments of a notional amount of $35 million. We also engage in hedging strategies with respect to arrangements where our commercial banking customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. At December 31, 2025, we had interest rate swaps related to customer loans of a notional amount of $105.3 million. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. For additional information regarding these activities, see note 4 in notes to consolidated financial statements.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

December 31, 2025
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$88,346	(11.9)%
300	91,673	(8.6)%
200	94,890	(5.4)%
100	97,904	(2.4)%
Level	100,308	—%
(100)	100,783	0.5%
(200)	100,897	0.6%
(300)	101,472	1.2%
(400)	101,943	1.6%

(1)
Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at December 31, 2025, we would have experienced a 5.4 % decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.6% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

December 31, 2024
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$69,832	(14.9)%
300	72,975	(11.1)%
200	76,101	(7.2)%
100	79,161	(3.5)%
Level	82,049	—%
(100)	83,486	1.8%
(200)	83,570	1.9%
(300)	83,442	1.7%
(400)	83,335	1.6%

(1)
Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at December 31, 2024, we would have experienced a 7.2% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.9% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

December 31, 2025
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$497,076	$(102,665)	(17.1)%	20.4%	(169)
300	526,748	(72,993)	(12.2)%	21.1%	(106)
200	555,340	(44,401)	(7.4)%	21.6%	(52)
100	581,471	(18,270)	(3.0)%	22.0%	(12)
Level	599,741	—	—%	22.1%	—
(100)	603,285	3,544	0.6%	21.7%	(38)
(200)	593,442	(6,299)	(1.1)%	20.9%	(120)
(300)	570,171	(29,570)	(4.9)%	19.7%	(241)
(400)	510,299	(89,442)	(14.9)%	17.5%	(464)

_______________

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

The table above indicates that at December 31, 2025, we would have experienced a 7.4% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.1% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

December 31, 2024
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$266,908	$(80,097)	(23.1)%	12.0%	(200)
300	287,970	(59,035)	(17.0)%	12.6%	(139)
200	308,702	(38,303)	(11.0)%	13.2%	(84)
100	328,768	(18,237)	(5.3)%	13.6%	(36)
Level	347,005	—	—%	14.0%	—
(100)	371,481	24,476	7.1%	14.5%	50
(200)	372,934	25,929	7.5%	14.2%	19
(300)	358,354	11,349	3.3%	13.3%	(68)
(400)	331,860	(15,145)	(4.4)%	12.0%	(193)

_______________

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

The table above indicates that at December 31, 2024, we would have experienced an 11.0% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.5% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. The Company also actively utilizes borrowings in managing its liquidity and may access sources of liquidity and capital in the financial markets, depending on the Company’s financial condition and market conditions.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period, and are reported in the statements of cash flows in our consolidated financial statements.

The Company prioritizes deposits as a primary funding source and maintains a variety of available liquidity sources, including FHLB advances and Federal Reserve borrowing capacity. When profitable lending and investment opportunities exist, the Company may access its liquidity sources to grow the balance sheet. The amount and type of assets the Company has available to pledge affects the Company’s FHLB and Federal Reserve borrowing capacity. For example, a prime one-to-four family residential loan may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas a commercial loan may increase borrowing capacity in a lower amount. The Company’s lending decisions, therefore, can also affect its liquidity position.

The table below shows current and unused liquidity capacity from various sources at the dates indicated:

	December 31,
	2025		2024
(Dollars in thousands)	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
Federal Home Loan Bank borrowings	$260,000	$683,395	$325,000	$686,684
Federal Reserve Bank of Boston	—	325,858	—	336,375
Lines of credit with correspondent banks	—	25,000	—	18,000
Subordinated debt	27,815	—	27,679	—
Brokered deposits	—	—	12,000	—
	$287,815	$1,034,253	$364,679	$1,041,059

Avidia Bancorp, Inc. is a separate legal entity from Avidia Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Avidia Bank. The amount of dividends that Avidia Bank may declare and pay to the Company is subject to regulation. At December 31, 2025, Avidia Bancorp, Inc. had liquid assets of $76.0 million on a stand-alone, unconsolidated basis.

Capital Resources. At December 31, 2025, Avidia Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization. For additional information, including tabular financial information regarding Avidia Bank’s capital levels relative to the requirements for well-capitalized status, see note 12 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. We anticipate that we will have sufficient funds available to meet our current lending commitments. For additional information, see note 10 to notes to consolidated financial statements.

Contractual Obligations. In the ordinary course of business, we enter into certain contractual obligations, including operating leases for premises and equipment, among others.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on our consolidated financial condition and results of operations, see note 1 of the notes to consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this prospectus have been prepared according to U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

Report of Independent Registered Public Accounting Firm (PCAOB ID 7293)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

In accordance with the regulatory relief available to smaller reporting companies by SEC regulations, the Company has elected to present audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the preceding two, rather than three, fiscal years.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal year ended December 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management’s Assessment Regarding Internal Control Over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

Avidia Bancorp’s board of directors is comprised of 13 members. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. The following sets forth certain information regarding the members of our board of directors, and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which the director was selected. Age information is as of December 31, 2025, and term as a director includes service with Avidia Bank.

The business experience for the past five years of each of our directors is set forth below. With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director.

Many directors are long-time residents of the communities we serve and have operated, or currently operate, businesses located in those communities. As a result, we believe each director has significant knowledge of the businesses that operate in our market area, an understanding of the local real estate market and property values, and an understanding of the general demographics of the communities. We believe that the local knowledge and experience of our directors helps us to assess the credit and banking needs of our customers, develop products and services to better serve our customers, and assess the risks inherent in our lending operations. As local residents, our directors are also exposed to the advertising, product offerings and community development efforts of competing institutions, which helps us in structuring our marketing efforts and community outreach programs

Directors with Terms Ending in 2026

Vanessa Candela has served as Chief Legal & Trust Officer of Celonis SE and its global subsidiaries since April 2021. Before Celonis, she spent three years as the Chief Legal & Compliance Officer at Nutcracker Technology Inc. Over her career she has spent more than 25 years in various roles in both private practice and in-house where she served as the executive responsible for legal, compliance, information security, IT, business systems and/or ESG. Her extensive experience provides the board of directors with valuable knowledge across multiple disciplines related to Avidia Bank’s business. Age 52. Director since 2023.

Michael R. Girard is a Doctor of Chiropractic. He has been the owner and proprietor of Hudson Family Chiropractic since 1987. He has served on and with various civic, business, cultural and professional boards and organizations over his 38-year professional career. He provides the board of directors with invaluable management experience and community networking connections. Age 65. Director since 2001.

Mark O’Connell is retired. He had served as President and Chief Executive Officer of Assabet Valley Bancorp and Avidia Bank for 21 years until retiring in May 2023. His broad banking experience and institutional knowledge of Avidia Bank and our market areas provides invaluable insight to Avidia Bank’s business. Age 65. Director since 2004.

Kennedy O. Saul is a seasoned Technology & Consulting Executive, currently serving as North American OEM Channel Leader at NVIDIA (AI Company). He was previously a Market Development Director at Accenture (January 2021 to January 2025), as well as holding other executive and consulting positions with leading companies, including Ernst & Young (March 2019 to January 2021), Virtustream, Dell Technologies, SAP, Computer Sciences Corporation, KPMG, and Siemens Nixdorf Information Systems. Through his extensive experience in technology and business consulting in various business sectors, including technology and financial services, he provides the board of directors with valuable insight in these areas. Age 58. Director since 2023.

Directors with Terms Ending in 2027

James N. Ball is a self-employed financial advisor managing approximately $1.0 billion of assets for high net worth individuals. He has forty years of experience in the wealth management business and has owned his own financial advisory firm, EverRise, Inc. (formerly named James N. Ball & Co., Inc.), since 1984. He is a Financial Institution Regulatory Authority-registered representative of Commonwealth Financial Network, an independent broker-dealer. He has served on multiple boards and committees for the Town of Westborough, including the planning board, economic development committee, capital expenditures committee, community preservation committee, and library foundation. His extensive experience in investments, estate planning, risk management, tax planning, land use, and business planning provides the board of directors with valuable knowledge in connection with Avidia Bank’s business. Age 63. Director since 2003.

M. Neil Flanigan, a certified public accountant, is principal in the accounting firm of Flanigan, Cotillo & Mainzer, LLP, with whom he has been employed since 1990. With 40 years of experience in finance and accounting, he provides the board of directors with valuable knowledge of the financial aspects of Avidia Bank’s business. Age 65. Director since 2000.

Carol V. Gallagher is an attorney-at-law. She has more than 30 years of experience practicing law in the private sector and the public sector. She has been employed with the Massachusetts Trial Court since 2019. She serves as Vice Chair of the Planning Board of the City of Leominster, as a director of the Vanessa T. Marcotte Foundation, a 501(c)(3) charitable organization, and as a member of the Fitchburg State University Supporting Organization. Her expansive legal background provides the board of directors with valuable information on all aspects of Avidia Bank’s business. Age 60. Director since 2020.

Michael Murphy is the President of Murphy Group LLC, an insurance broker, since 1995. He serves on the board of directors of UMass Memorial Community Hospitals, Inc. and UMass Memorial Hospitals, Inc. He provides the board of directors with invaluable risk management and financial experience. Age 59. Director since 2013.

Directors with Terms Ending in 2028

Paul Blazar, now retired, served as Administrator and Chief Financial Officer of the Town of Hudson for 26 years until retiring in 2013. His extensive experience in financial management provides the board of directors with valuable knowledge in connection with Avidia Bank’s business. Age 74. Director since 2000.

Robert D. Cozzone has served as President and Chief Executive Officer of Assabet Valley Bancorp and Avidia Bank since March 2023. He has been employed in banking his entire professional career. From April 2019 to March 2023, he served as Executive Vice President and Chief Operating Officer of Independent Bank Corp. and its bank subsidiary, Rockland Trust Company, where his responsibilities included mergers and acquisitions strategy, consumer banking, and investor relations, among others. Prior to that he served as Chief Financial Officer from 2013-2019. He holds undergraduate and graduate degrees in management and finance. His extensive senior management experience in community banking provides the board of directors with valuable knowledge of Avidia Bank’s business. Age 54. Director since 2023.

Joseph F. Grimaldo is a certified public accountant and has over 45 years of experience in public accounting. He is a former partner of, but continues to be affiliated with, the accounting, tax and consulting firm of O’Connor Maloney and Company, P.C. since 1982. He provides the board of directors with invaluable financial and accounting experience. Age 68. Director since 2001.

Michael O. Gilles is a seasoned financial services executive who brings over 45 years of community banking experience to Avidia. Prior to starting a bank consultancy practice in 2024, he served as the Executive Vice President, Chief Operating and Financial Officer of Cambridge Financial Group, Inc, the holding company for Cambridge Savings Bank in Cambridge, MA. His professional background includes executive positions at several Massachusetts mutual and public banks. He possesses extensive knowledge of all areas of banking and has specific expertise in financial management and reporting, internal controls, asset/liability and investment portfolio management, mergers and acquisitions, credit administration and risk management. Mr. Gilles is a native of Hudson, MA, where Avidia Bank is headquartered. Mr.

Gilles is a Certified Management Accountant and earned a bachelor’s degree in accountancy from Bentley University. He is also a graduate of the Stonier Graduate School of Banking. Age 66. Director since 2025.

Jeffrey B. Leland is an attorney-at-law. He has practiced since 1991 and is the owner of Leland Law Associates, PC and J.B. Leland Law, LLC. With an L.L.M. in Estate Planning and Elder Law, he also does conveyance law and tax planning. He is a licensed real estate broker, principal owner of South Street, Inc., which owns and manages real estate, and stockholder of Leland Insurance Agency, Inc., a property and casualty insurance agency. He has served on multiple boards and committees in the Town of Northborough including the Community Preservation Committee, Zoning Board of Appeals, and is on the board of directors of a Massachusetts non-profit organization for aging and caregiving. He provides the board of directors with invaluable legal, property ownership and management experience. Age 61. Director since 2009.

Executive Officers Who are not Directors

The business experience for the past five years of each of our executive officers, who are not directors, is set forth below. Age information is as of December 31, 2025.

Jonathan Nelson has served as Executive Vice President and Chief Financial Officer since October 2024. He has more than 25 years in banking and before joining Avidia Bank he was employed at Independent Bank Corp. and its bank subsidiary, Rockland Trust Company since 2007. At Rockland Trust Company he served the as Treasurer since 2015 where his responsibilities included interest rate risk management, liquidity management, capital planning, mergers and acquisitions, shareholder relations, investments, derivatives, and strategic planning. Age 45.

Bartholomew H. Murphy, Jr. has been employed with Avidia Bank since January 1992. He has served as Executive Vice President and Chief Operating Officer since 2021. From 1992 to 2010 he served in various lending and commercial banking management positions. From 2010 to 2021 he served as Executive Vice President and Chief Lending Officer. Age 61.

Robert W. Conery has been employed with Avidia Bank for 35 years. In November 2000 he was appointed Executive Vice President and Chief Operations Officer and his responsibilities include overseeing Operational Support and Information Technology. He holds undergraduate and graduate degrees in management and finance as well as other professional certifications. Age 62.

Barry H. Jensen has served as Executive Vice President and Chief Administrative Officer since May 2024. From October 2023 to April 2024 he was affiliated with BHJ Advisory Services LLC, a banking consulting firm. Before then he was employed by Rockland Trust Company from October 1998 to August 2023, serving in roles such as Controller and Principal Accounting Officer, and most recently as Executive Vice President and Chief Technology and Operations Officer. Age 60.

Nicolas Karmelek has served as Executive Vice President and Chief Risk Officer since October 2018. Before joining Avidia Bank, he served for 13 years with the Federal Reserve Bank of Boston, including as a bank examiner and a member of its large bank supervisory group. He holds undergraduate and graduate degrees in management and finance/accounting. He is a CFA Institute Charterholder and a Certified Enterprise Risk Professional (CERP). Age 42.

Donald J. Frost III has been employed with Avidia Bank since May 2011. He has served as Executive Vice President – Consumer Banking since January 2021. He holds an undergraduate degree in accounting. Age 54.

Thomas Doane has served as Director of Human Resources at Avidia Bank since 2010 and was promoted to Executive Vice President in 2023. He holds a Bachelor’s degree and a Masters of Business Administration. Age 53.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers and persons who own more than 10% of its common stock, to file with the Securities and Exchange Commission initial reports of ownership of the Company’s equity securities and to all subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and more than 10% owners were complied with on a timely basis.

Meetings and Committees of the Board of Directors

We conduct business through meetings of our board of directors and its committees. Avidia Bancorp’s board of directors has established standing committees, including an Audit Committee, a Compensation Committee, and a Nominating/Corporate Governance. Each operates under a written charter, which governs its composition, responsibilities and operations. Avidia Bank also has standing committees of its board of directors.

The table below sets forth the composition of the Audit Committee, Compensation Committee, and Nominating/Corporate Governance. Each member of each committee meets both the New York Stock Exchange and SEC independence requirements for membership on these committees. The board of directors has determined that M. Neil Flanigan qualifies as an “audit committee financial expert” as that term is defined in SEC rules and regulations.

Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee
Vanessa Candela	Paul Blazar	James N. Ball
M. Neil Flanigan	M. Neil Flanigan	Paul Blazar
Carol V. Gallagher	Carol V. Gallagher	Michael R. Girard
Michael O. Gilles	Joseph F. Grimaldo	Joseph F. Grimaldo
Kennedy O. Saul		Jeffrey B. Leland
Michael Murphy

Corporate Governance Policies and Procedures, and Code of Ethics

Avidia Bancorp adopted several policies to govern the activities of both Avidia Bancorp and Avidia Bank including corporate governance policies and a code of business conduct and ethics. The corporate governance policies involve such matters as the following:

•
the composition, responsibilities and operation of our board of directors;
•
the establishment and operation of board committees, including audit, nominating/corporate governance and compensation committees; the charters for which are available on our website at www.avidiabank.com under “Investors – Governance”;
•
convening executive sessions of independent directors; and
•
our board of directors’ interaction with management and third parties.

The code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics is available on the Company’s website at www.avidiabank.com under “Investors – Governance.”

Insider Trading Policy and Procedures

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the Policy Regarding Insider Trading is filed as an exhibit to this annual report.

ITEM 11. Executive Compensation

Summary Compensation Table

The following information is furnished for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2025. These individuals are sometimes referred to in this annual report as the “named executive officers” or "NEO's."

Name and Principal Position	Year	Salary	Bonus	Non-equity Incentive Plan Compensation	All Other Compensation (1)	Total
Robert D. Cozzone	2025	$731,578	$608,000	$—	$394,205	$1,733,783
President and Chief Executive Officer	2024	697,716	—	417,460	376,515	1,491,691
Bartholomew H. Murphy, Jr.	2025	356,635	72,500	—	44,710	473,845
Executive Vice President and Chief Operating Officer	2024	323,007	—	133,502	40,315	496,824
Jonathan Nelson Executive Vice President and Chief Financial Officer	2025	357,212	195,000	—	27,173	579,385

(1) The compensation set forth in the “All Other Compensation” column for 2025 is as follows:

Name	401(k) Plan Employer Contributions	Company Vehicle	Deferred Compensation Plan (a)	Club Membership	Imputed Income (b)	HSA Contributions	Allocated ESOP Shares (c)	Total All Other Compensation
Mr. Cozzone	$17,449	$13,788	$355,038	$—	$6,180	$1,750	$—	$394,205
Mr. Murphy	16,692	13,250	—	11,880	1,138	1,750	—	44,710
Mr. Nelson	15,928	8,815	—	—	680	1,750	—	27,173

(a) Represents contributions made to the Defined Contribution Plan for Robert D. Cozzone.

(b) Represents imputed income from life insurance and long-term disability insurance coverages provided by Avidia Bank.

(c) ESOP allocations to individual participants for 2025 were not available as of the time of this report.

Executive Compensation Discussion. Mr. Nelson was identified for 2025 as an NEO based on the completion of his first full year of employment. In 2024, the Company's non-equity incentive plan compensation included both a short-term incentive plan referred to as the Annual Bonus Program and a Long-Term Incentive Plan, which are further described in following sections. Annual targets were set for the 2025 Annual Bonus Program short-term incentive, but no payouts were earned due to the earnings impact of the elevated loan loss provision expense recorded due to one large loan loss. During the year, the Board decided to provide discretionary bonus grants to executives to recognize the successful conversion and stock offering, as well as progress on major strategic initiatives. The Long-Term Incentive Plan was terminated and paid out, with no grants awarded in 2025. The Board decided to provide discretionary grants in 2025 in lieu of the prior plan grants. The discretionary grants to the NEOs are reported as Bonus compensation in 2025.

Employment Agreement. Avidia Bank has entered into employment agreements with Messrs. Cozzone and Nelson. The initial terms of the employment agreements began as of the effective date of the conversion and stock offering and ends on the third anniversary (in the case of Mr. Cozzone) or second anniversary (in the case of Mr. Nelson) of that date. Commencing on the first anniversary of the effective date of the agreements and on each anniversary date thereafter, the terms of the agreements will extend automatically for one additional year, so that the remaining term is again three or two years, as applicable, unless either Avidia Bank or the executive gives notice to the other party of non-renewal. If either party provides a notice of non-renewal, the term will become fixed at that time and expire at the end of the then current term. Notwithstanding the foregoing, if Avidia Bancorp or Avidia Bank enters a transaction that would constitute a change in control, as defined under the employment agreement, the term of the agreement would automatically extend so that it would expire no less than two years following the effective date of the change in control.

The employment agreements specify the base salaries for Messrs. Cozzone and Nelson. Avidia Bank’s board of directors or its Compensation Committee may increase, but not decrease, their base salaries. In January 2026, Mr. Cozzone’s base salary was increased to $760,725 and Mr. Nelson's base salary increased to $380,625. In addition to base salary, the agreements provide that the executive will participate in any bonus plan or arrangement of Avidia Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the board of trustees. Avidia Bank will provide a short-term target cash bonus opportunity for the executive of at least 55% of base salary (in the case of Mr. Cozzone) and of at least 35% of base salary (in the case of Mr. Nelson) and a long-term target cash bonus opportunity of at least 25% of base salary for each executive. Each executive is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Avidia Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties for Avidia Bank. Avidia Bank will also provide the executives with reimbursement or payment for the use of an automobile and will also pay or reimburse Mr. Cozzone for the cost of a country club membership.

Avidia Bank may terminate the executive’s employment, or the executive may resign from employment, at any time with or without good reason. Under the employment agreement, if Avidia Bank terminates the executive's employment without cause or the executive resigns for “good reason” (i.e., a “qualifying termination event”), Avidia Bank will pay him a severance payment equal to the greater of (i) the remaining base salary and total annual bonus opportunity (based on the highest annual bonus earned during the three most recent calendar years before his date of termination) he would have received during the remaining term of the employment agreement or (ii) two times (in the case of Mr. Cozzone) or one times (in the case of Mr. Nelson) the sum of his base salary and the average annual incentive bonus for the three most recently completed calendar years before the date of termination. In addition, the executive will be reimbursed for his monthly COBRA premium payments for the greater of the term of the agreement or 18 months.

If a qualifying termination event occurs during the term of the agreement on or within two years following a change in control of Avidia Bancorp or Avidia Bank, the executive would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times (in the case of Mr. Cozzone) or two times (in the case of Mr. Nelson) the sum of (i) his base salary in effect as of the date of termination (or during the three preceding years, if higher) and (ii) average annual total incentive bonus earned by him for the three most recently completed calendar years before the change in control (or, if greater, the annual total incentive bonus that would have been earned in the year of the change in control at target bonus opportunity). In addition, he would receive a lump sum payment equal to the value of 36 (in the case of Mr. Cozzone) or 24 (in the case of Mr. Nelson) months' health care cost (based on the cost of COBRA premium payments).

The term “good reason” includes (i) a material reduction in base salary and/or aggregate incentive compensation opportunities (unless the reduction is part of a non-discriminatory reduction applicable to all executive officers), (ii) a material reduction in authority, duties or responsibilities, (iii) the failure to re-appoint the executive to his executive position or the failure to nominate and recommend his election to Avidia Bancorp’s board of directors or to appoint or nominate and elect him to Avidia Bank’s board of directors, (iv) a relocation of the executive’s principal place of employment by more than 20 miles, or (v) a material breach of the employment agreement by Avidia Bank.

The employment agreement terminates upon the executive’s death or disability. Upon termination of employment (other than a termination in connection with a change in control), the executive will be required to adhere to 6-month non-competition (other than in connection with a termination without cause or a resignation for good reason) and 1-year non-solicitation restrictions set forth in the employment agreement.

The non-competition and non-solicitation covenants apply following a change in control for a period mutually to be agreed to by the parties, which will be no less than six months nor exceed one year. If payments and benefits provided to the executive become subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), and after considering the value of the non-competition and non-solicitation covenants, the payments will be reduced if the reduction would leave him financially better off on an after-tax basis than if he received the entire payment and was obligated to pay the excise tax under Section 4999 of the Code.

Change in Control Agreements. Avidia Bank has entered into change in control agreements with certain executives, including Mr. Murphy, which became effective as of the effective date of the conversion and stock offering.

The change in control agreement with Mr. Murphy has an initial term of 12 months. Each year, the term of the change in control agreements automatically will extend for an additional 12 months, so that the term is again 12 months, unless either party gives at least 60 days written notice of non-renewal to the other. If Avidia Bank or Avidia Bancorp enters into an agreement to effect a change in control, the term of the agreement will automatically renew for 12 months from the effective date of the change in control.

If the executive’s employment involuntary terminates for reasons other than cause, or if the executive resigns for “good reason,” in either case following a change in control and during the term of the agreement, the executive will receive a severance payment, paid in a single lump sum, equal to one time the sum of the executive’s base salary and the annual total incentive bonus that would have been earned in the year of the change in control at target bonus opportunity. In addition, if the executive elects COBRA coverage, the executive will be reimbursed for the monthly COBRA premium payments for up to 12 months. For purposes of the change in control agreement, the term “good reason” includes (i) the assignment to the executive by Avidia Bank of any duties which are materially inconsistent with the executive’s positions, duties, responsibilities, and status immediately before a change in control, or a material change in the executive’s reporting responsibilities, titles or offices as an officer and employee and as in effect immediately before the change in control, or any removal of the executive from or any failure to re-elect the executive to any of his responsibilities, titles or offices (other than in connection with a termination without cause or a resignation for good reason), (ii) a reduction in the executive’s base salary or bonus/incentive award opportunity under Avidia Bank’s (or its successor’s) incentive compensation plans or arrangements as in effect immediately before the date of the change in control or as the same may be increased from time to time thereafter or a reduction in the package of fringe benefits provided to the executive as in effect immediately before the date of the change in control, (iii) a change in the executive’s principal place of employment by a distance in excess of 25 miles from its location immediately before the change in control, or (iv) the failure of the successor to assume and honor the change in control agreement. With respect to payments and benefits made or provided in connection with a change in control, if the payments and benefits constitute an excess parachute payment, then the payments and benefits will be reduced to an amount that is one dollar less than three times the executive’s “base amount” (as that term is defined for Section 280G of the Internal Revenue Code) if doing so would result in a higher after-tax benefit to the executive than the executive receiving all of the payments and benefits and paying any income and excise taxes on those amounts.

Defined Contribution Plan for Mr. Cozzone. Avidia Bank sponsors the Defined Contribution Plan for Mr. Cozzone (the “Defined Contribution Plan”). Under the Defined Contribution Plan, Avidia Bank may credit amounts to his deferral account. While Avidia Bank is not obligated to make contributions to the Defined Contribution Plan, it generally makes contributions in an amount to provide Mr. Cozzone with a retirement benefit equal to 70% of his Final Average Compensation (as defined below), offset by (i) his 401(k) Plan account balance attributable to employer matching contributions as of his separation from service and (ii) his Social Security benefit at age 65 derived from Avidia Bank’s contributions to his Social Security benefit. The Defined Contribution Plan defines Mr. Cozzone’s Final Average Compensation as the average of the three highest years of his annual base salary and bonus over the five consecutive years immediately preceding his separation from service. Each year, Avidia Bank credits interest to Mr. Cozzone’s deferral account at a rate of four percent. Mr. Cozzone becomes vested in the benefit under Defined Contribution Plan over 10 years beginning on January 1, 2023. He is zero percent vested over the first five years of service and then becomes vested at the rate of 20% per year over the next five years. He will become 100% vested in his benefit upon his death, disability or a change in control. The vested benefit will be distributed to him in a lump sum following his separation from service upon the later of his separation from service and attaining age 65. However, if he separates from service between the ages of 62 and 65, the benefit will be distributed within 90 days following his separation from service. If Mr. Cozzone dies, the benefit will be distributed to his beneficiary within 90 days of the date of his death. In the event of Mr. Cozzone’s involuntary separation from service by Avidia Bank within two years following a change in control, the lump sum benefit will be paid within 90 days following his separation from service.

Supplemental Executive Retirement Agreements. Avidia Bank is a party to certain Supplemental Executive Retirement Agreements (SERPs), including with Mr. Murphy. Under the SERPs, the executives are entitled to a retirement benefit upon their separation from service other than for cause. Upon their separation from service at or after attaining age of 65

(not within two years following a change in control), the executives are entitled to a lump sum benefit. The lump sum benefit is $2,028,268 for Mr. Murphy. If the executive separates from service before age 65, the executive will receive a reduced lump sum benefit based on the vesting schedule set forth in the executive’s agreement. Mr. Murphy is currently 88% vested in his benefit. Each executive will become fully vested in his or her benefit upon (i) his or her disability or death, (ii) his or her termination by Avidia Bank other than for cause, or (iii) his or her resignation following a material breach of the agreement. If the executive separates from service within two years following a change in control due to his or her termination by Avidia Bank (other than for cause) or due to his or her resignation for good reason, the executive will be entitled to a lump sum payment of the full retirement benefit. The SERPs define “good reason” as (i) a material breach of the agreement, or the following if they occur within two years following a change in control, (ii) a reduction in the executive’s annual base salary (other than certain across-the-board salary reductions), (iii) a significant diminution in the executive's responsibilities, authorities, powers, functions or duties, or (iv) a relocation of 40 miles or more. If the executives become disabled, the benefits under the SERPs will be paid within 10 days following the executive’s attainment of age 65. If the executive dies, the benefit will be paid within 60 days of the executive’s date of death. In addition, if the executive dies after receiving a benefit, the executive’s beneficiary will receive a death benefit of $25,000.

Annual Bonus Plan. Avidia Bank maintains an Annual Bonus Plan for employees, including the named executive officers. Employees must be employed on October 1st of the performance year to be eligible to receive an award under the plan. Employees hired between January 1stand October 1st of the plan year are eligible to receive a pro rata portion of an award. For awards to be paid under the plan, Avidia Bank must achieve its threshold level of performance, which was based on net operating income in 2025. If that level is achieved, net operating income is weighted 50% and other performance measures (return on average assets, return on average equity and non-performing assets as a percent of assets) are collectively weighted 50%. Employees with titles of Vice President or greater also have individual performance measures that, if achieved, allow them to earn awards up to 150% of target. Employees must generally be employed on the payment date to receive payment of the award. However, employees who retire as of December 31st of the performance year may receive a payment of an award even though they are not employed on the payment date.

Long-Term Incentive Plan. Prior to 2025, Avidia Bank sponsored the Avidia Bank Long Term Incentive Plan (LTIP for select employees, including the named executive officers and members of Avidia Bank’s board of directors). The LTIP consisted of grants of phantom stock units indexed to Avidia Bank’s Tier 1 Capital. Participants received a grant under the LTIP each year based on Avidia Bank’s performance. A participant’s annual award was paid (based on the increase in Tier 1 Capital) as the awards became vested. Awards vested over a period of four years after the awards were granted. Avidia Bank amended and terminated the prior LTIP in 2025. Vesting of all prior phantom stock grants were accelerated and paid out at targeted levels in April of 2025, and no additional grants were made in 2025.

401(k) Plan. Avidia Bank maintains a tax-qualified defined contribution plan under which eligible employees may elect to defer a portion of their compensation and receive certain employer contributions (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of Avidia Bank. Eligible employees who are at least 18 years of age generally become participants in the 401(k) Plan after they have been employed for one month.

Under the 401(k) Plan, a participant may elect to defer a portion of their eligible compensation. For 2026, the salary deferral contribution limit is $24,500, provided, however, that a participant over age 50 may contribute an additional amount to the 401(k) Plan. In addition to salary deferral contributions, Avidia Bank makes matching contributions on behalf of participants who make elective deferrals under the 401(k) Plan. A participant is immediately 100% vested in his or her salary deferral contributions and matching contributions.

Employee Stock Ownership Plan. Avidia Bank has adopted an employee stock ownership plan for eligible employees. The named executive officers are eligible to participate in the ESOP on the same terms as other eligible employees.

The ESOP trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee will allocate the shares released among participants’ accounts based on each participant’s proportional share of compensation relative to all participants. A participant becomes fully vested in his or her account balance after completing three years of service with Avidia Bank. Participants who have not completed three years of service will not have any vested interest in the ESOP. Participants also will automatically become fully vested upon attaining their normal retirement age (age 65), death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon terminating employment according to the terms of the plan document. The ESOP reallocates any unvested shares forfeited upon a participant’s termination of employment among the remaining participants.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2025, certain information as to the total renumeration paid to our non-employee directors. The remuneration paid to the employee director is disclosed in the Summary Compensation Table appearing above.

Name (1)	Fees Earned or Paid in Cash	All Other Compensation	Total
James N. Ball	$70,500	$8,400	$78,900
Paul Blazar	76,300	8,400	84,700
Vanessa Candela	60,500	8,400	68,900
M. Neil Flanigan	67,550	8,400	75,950
Carol V. Gallagher	72,550	8,400	80,950
Michael O. Gilles	5,167	—	5,167
Michael Girard	76,300	8,400	84,700
Joseph F. Grimaldo	76,300	8,400	84,700
Jeffrey B. Leland	71,500	8,400	79,900
Michael Murphy	92,000	8,400	100,400
Mark O’Connell	64,500	8,400	72,900
Kennedy O. Saul	62,750	8,400	71,150

(1) Mr. Cozzone does not receive fees for his service as a member of the board of directors.

Director Compensation Discussion. Director Gilles was appointed to the Board on September 25, 2025. The Company had provided non-equity incentive plan compensation to its directors in accordance with a Long-Term Incentive Plan which was terminated and paid out in 2024. In lieu of such compensation, in 2025, directors were awarded discretionary cash compensation which is reported in the table above under All Other Compensation.

Director Fees. Each director of Avidia Bank (other than the Board Chair) receives an annual retainer of $50,000. The Board Chair receives an annual retainer of $90,000. Each member of the Executive Governance Committee (other than the Committee Chair) receives an annual retainer of $10,000 and each member of each other committee of Avidia Bank’s board of directors (other than the Committee Chairs) receives an annual retainer of $6,000. All Chairs of all committees receives an annual retainer of $12,000.

Supplemental Directors Retirement Plan. Avidia Bank sponsors the Avidia Bank Supplemental Directors Retirement Plan (the “Directors Retirement Plan”), in which non-employee directors participate. Avidia Bank has amended the Director Retirement Plan so that no new participants may enter the plan. All current directors, other than Messrs. Gilles and O'Connell, participate in the plan. Under the Directors Retirement Plan, a director who separates from service on or after attaining age 75 will be entitled to a normal benefit equal to 70% of his or her Final Average Compensation that would be paid in 120 monthly installments. For purposes of the Directors Retirement Plan, “Final Average Compensation” means the average of the participant’s highest three years calendar years of fees paid to the participant for services as a director. A director who separates from service before attaining age 75 will receive a benefit equal to the vested portion of the normal retirement benefit. Participants vest in their benefit at the rate of 20% per year of participation in the Directors Retirement Plan, so that they are 100% vested after five years of participation. Participants also become fully vested upon their death or disability. Unless a participant elects an alternative form of payment, Avidia Bank will pay the actuarial equivalent of the retirement benefit in a lump sum within 90 days of the participant’s separation from service. If a participant dies before receiving benefits under the Directors Retirement Plan, Avidia Bank will pay the participant’s beneficiary the actuarial equivalent of the normal retirement benefit that would otherwise have been paid at age 75. The death benefit will be paid in a single lump sum within 90 days of the participant’s death.

Non-Qualified Deferred Compensation Plan. Avidia Bank maintains a nonqualified deferred compensation plan under which directors of Avidia Bank may defer up to 100% of the fees they would otherwise receive in a given plan year. As of the end of each calendar quarter, Avidia Bank credits a participant’s account under the plan with earnings or losses. A participant is always 100% vested in the participant’s account. Following a participant’s termination of service or upon death, the participant’s deferral account will be distributed to the participant in a lump sum. The plan also provides for distribution upon certain unforeseeable emergencies of the participant. During 2025, only Joseph F. Grimaldo deferred fees under the plan.

Policies and Practices Related to the Grant of Certain Equity Awards

While the Company does not have a formal policy or obligation that requires it to grant or award equity-based compensation on a specific date, the Compensation Committee and the Board have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any stock options to any named executive officers within four business days preceding the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation.

The Company did not grant any stock options to its executive officers, including the named executive officers, during the year ended December 31, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 25, 2026, the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares Owned		Percent of Shares of Common Stock Outstanding (1)
Greater Than Five Percent Stockholders:
Avidia Bank Employee Stock Ownership Plan 42 Main Street Hudson, MA 01749	1,606,100	(2)	8.0%

T. Rowe Price Investment Management, Inc. 1307 Point Street Baltimore, Maryland 21231	1,166,125	(3)	5.8%

Directors: (4)
James N. Ball	45,000		*
Paul Blazar	29,335		*
Vanessa Candela	100		*
Robert D. Cozzone, President and CEO	64,206	(5)	*
M. Neil Flanigan	42,834	(6)	*
Carol V. Gallagher	10,500		*
Michael O. Gilles	44,396	(7)	*
Michael R. Girard	975		*
Joseph F. Grimaldo	60,000	(8)	*
Jeffrey B. Leland	29,417	(9)	*
Michael Murphy	76,230	(10)	*
Mark O’Connell	30,000		*
Kennedy O. Saul	4,150		*

Executive Officers Who are not Directors: (4)
Robert W. Conery, Executive Vice President and Chief Operations Officer	10,117	(11)	*
Thomas Doane, Executive Vice President – Human Resources	15,537	(12)	*
Donald J. Frost III, Executive Vice President – Consumer Banking	20,000	(13)	*
Barry H. Jensen, Executive Vice President and Chief Administrative Officer	39,100	(14)	*
Nicolas Karmelek, Executive Vice President and Chief Risk Officer	28,256	(15)	*
Bartholomew H. Murphy, Jr., Executive Vice President and Chief Operating Officer	59,440	(16)	*
Jonathan Nelson, Chief Financial Officer and Treasurer	35,858	(17)	*
All directors and executive officers as a group (20 persons)	645,451		3.2%

________________

* Less than 1%.

(1)
Based on 20,076,250 shares outstanding at March 25, 2026.
(2)
Based on a Schedule 13G filed with the SEC on November 13, 2025.
(3)
Based on a Schedule 13G filed with the SEC on November 14, 2025.

(4) The business address of each director and each executive officer is 42 Main Street, Hudson, Massachusetts 01749.

(5) Includes 63,206 shares held in the 401(k) Plan.

(6) Includes 24,500 shares held in an IRA, 13,334 shares held by an LLC and 5,000 shares held by an LLP.

(7) Includes 16,000 shares held in an IRA, 3,000 shares held by Mr. Gilles’ spouse and 1,300 shares as custodian for his grandchild.

(8) Includes 40,000 shares held in a trust and 20,000 shares held in Mr. Grimaldo’s spouse in a trust.

(9) Includes 6,617 shares held in a trust and 18,300 shares held by Mr. Leland’s spouse's 401(k).

(10) Includes 20,000 shares held by an LLC and 7,230 shares held by Mr. Murphy’s spouse in her IRA.

(11) Includes 10,117 shares held in the 401(k) plan.

(12) Includes 15,396 shares held in the 401(k) plan.

(13) Includes 20,000 shares held in the 401(k) plan.

(14) Includes 100 shares held by an LLC.

(15) Includes 21,771 shares held in the 401(k) plan.

(16) Includes 20,000 shares held in an IRA, 6,000 shares held by Mr. Murphy’s spouse, and 10,000 shares held by Mr. Murphy’s spouse in her IRA.

(17) Includes 22,378 shares held in the 401(k) plan.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2025, the Company did not have any equity compensation plans (other than Avidia Bank’s employee stock ownership plan) under which its equity securities are authorized for issuance.

Changes in Control

The Company’s management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions With Certain Related Persons

Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits publicly-traded companies from making loans to their executive officers and directors, but it contains a specific exemption from that prohibition for loans made by federally-insured financial institutions, such as Avidia Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2025, all loans made by Avidia Bank to our directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Avidia Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2025, and were made in compliance with federal banking regulations.

Other. Director Jeffrey Leland is an attorney-at-law whose law firm performs conveyancing and residential loan closings for loans made by Avidia Bank. During the year ended December 31, 2025, Avidia Bank did not pay any legal fees to the law firm.

Director Michael Murphy is President of Murphy Group LLC, an insurance broker. Avidia Bank purchases insurance for it business using the brokerage services of Murphy Group LLC. During the year ended December 31, 2025, we paid $485 thousand in insurance premiums from which the recipient insurance companies paid brokerage commissions to Murphy Group LLC. We do not pay any direct compensation to Murphy Group LLC.

Director Independence

Avidia Bancorp’s board of directors has determined that each director is “independent” as defined in, and for purposes of satisfying the listing standards of, the New York Stock Exchange, except for Robert D. Cozzone and Mark O’Connell. Mr. Cozzone is not independent because he is an employee of both Avidia Bancorp and Avidia Bank. Mr. O’Connell is not independent because he was employed by Avidia Bank within the last three years, retiring as President and Chief Executive Officer in May 2023.

To our knowledge, there were no other transactions between us and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out their responsibilities as a director.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2025 and 2024 by BDMP Assurance, LLP and Berry, Dunn, McNeil & Parker, LLC. Due to the change in the auditor engagement resulting from the restructuring of Berry, Dunn, McNeil & Parker, LLC, the fees in 2025 include fees from both firms.

	2025	2024
Audit fees (1)	$349,300	$271,446
Audit-related fees (2)	197,180	67,890
Tax fees (3)	132,230	62,250
All other fees	$678,710	$401,586

___________

(1)
Consists of fees for professional services rendered for the audit of the consolidated financial statements included in the Annual Report on Form 10-K, for the review of consolidated financial statements included in the Quarterly Reports on Form 10-Q and for services normally provided by the independent registered public accountant in connection with statutory and regulatory filings or engagements
(2)
Audit-Related Fees include fees billed for professional services in 2025 and 2024, consisting primarily of fees billed in connection with the Company’s initial public offering.
(3)
Consists of fees for tax compliance services, including preparation of federal and state income tax returns, and tax payment and planning advice.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit service to us prohibited by law or regulation. During the year ended December 31, 2025, all audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Consolidated Financial Statements

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2025 and 2024
•
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
•
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025 and 2024
•
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
•
Notes to Consolidated Financial Statements

The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(2) Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

(3) Exhibits

3.1 Articles of Incorporation of Avidia Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025)

3.2 Bylaws of Avidia Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025)

4.1 Form of Common Stock Certificate of Avidia Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025)

4.2 Description of Registrant’s Securities (incorporated by reference to the Company’s Registration Statement on Form 8-A (Commission File No. 001-42775), as filed on July 31, 2025)

10.1 Employment Agreement between Avidia Bank and Robert D. Cozzone (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.2 Employment Agreement between Avidia Bank and Jonathan Nelson (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.3 Change in Control Agreement between Avidia Bank and Donald J. Frost, III (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.4 Change in Control Agreement between Avidia Bank and Bartholomew H. Murphy, Jr. (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.5 Avidia Bank Defined Contribution Plan for Robert D. Cozzone (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.6 Supplemental Executive Retirement Agreement between Avidia Bank and Bartholomew H. Murphy. Jr. (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.7 Supplemental Executive Retirement Agreement between Avidia Bank and Margaret Sullivan (incorporated by reference to Exhibit 10.7 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.8 Avidia Bank Bonus Plan (incorporated by reference to Exhibit 10.8 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.9 Avidia Bank Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025) †

10.10 Avidia Bank Supplemental Director’s Retirement Plan (incorporated by reference to Exhibit 10.10 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025)

10.11 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-285815), as filed on March 14, 2025)

19 Policy Regarding Insider Trading

21 Subsidiaries of Registrant

23.1 Consent of BDMP Assurance, LLP Independent Registered Public Accounting Firm

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97 Avidia Bancorp, Inc. Clawback Policy

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

† Denotes a management contract or compensation plan or arrangement.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIDIA BANCORP, INC.

Date: March 27, 2026	By:	/s/ Robert D. Cozzone
Robert D. Cozzone
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Robert D. Cozzone	President, Chief Executive	March 27, 2026
Robert D. Cozzone	Officer and a Director (Principal Executive Officer)

/s/ Jonathan Nelson	Chief Financial Officer and	March 27, 2026
Jonathan Nelson	Treasurer (Principal Financial and Accounting Officer)

/s/ James N. Ball	Director	March 27, 2026
James N. Ball

/s/ Paul Blazar	Director	March 27, 2026
Paul Blazar

/s/ Vanessa Candela	Director	March 27, 2026
Vanessa Candela

/s/ M. Neil Flanigan	Director	March 27, 2026
M. Neil Flanigan

/s/ Carol V. Gallagher	Director	March 27, 2026
Carol V. Gallagher

/s/ Michael O. Gilles	Director	March 27, 2026
Michael O. Gilles

/s/ Michael R. Girard	Director	March 27, 2026
Michael R. Girard

/s/ Joseph F. Grimaldo	Director	March 27, 2026
Joseph F. Grimaldo

/s/ Jeffrey B. Leland	Director	March 27, 2026
Jeffrey B. Leland

/s/ Michael Murphy	Director (Chairman of the Board)	March 27, 2026
Michael Murphy

/s/ Mark O’Connell	Director	March 27, 2026
Mark O’Connell

/s/ Kennedy O. Saul	Director	March 27, 2026
Kennedy O. Saul

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders Avidia Bancorp, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Avidia Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2025, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with U.S. generally accepted auditing standards, the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2026, expressed an unmodified opinion.

The consolidated financial statements of the Company as of December 31, 2024 were audited by other auditors whose report dated March 14, 2025, expressed an unqualified opinion on those statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures

As described in Notes 1 and 3 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $2.3 billion, related allowance for credit losses on loans of $22 million, off-balance sheet credit exposures of $209 million, and related allowance for credit losses on off-balance sheet credit exposures of $693 thousand as of December 31, 2025. The Company's allowance for credit losses on loans and off-balance sheet credit exposures are material and complex estimates requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio and off-balance sheet credit exposures.

The allowance for credit losses on loans represents the Company’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

For reserves measured on a collective (pool) basis, during 2025 the Company converted from the remaining life method to the discounted cash flow method to estimate expected credit losses for all loan pools except consumer loans, which continues to use the remaining life method. Within the discounted cash flow method, probability of default and loss given default assumptions are applied to calculate the expected loss for each segment. The Company incorporates a reasonable and supportable forecast which reverts back to a historical loss rate. The primary macroeconomic drivers used within the discounted cash flow model include forecasts of civilian unemployment and changes in national gross domestic product. The allowance for credit losses on loans evaluation also considers various qualitative adjustments for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster.

The allowance for credit losses on off-balance sheet credit exposures represents the estimate of probable credit losses inherent in unfunded commitments to extend credit as of the balance sheet date. Unfunded commitments to extend credit include unused portions of lines of credit, commitments to originate loans and standby and commercial letters of credit. The process used to determine the allowance for credit losses for these exposures is consistent with the process for determining the allowance for credit losses on loans, as adjusted for estimated funding probabilities.

Changes in these judgments and assumptions could have a material effect on the Company’s financial results. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed. The primary procedures we performed to address this critical audit matter included:

•
Testing the design of controls relating to management's review of loans, assignment of risk ratings, and consistency of application of accounting policies.
•
Evaluating the reasonableness of judgments, assumptions, and sources of data used by management in forming its expected cash flow streams by analyzing data used in developing the judgments and assumptions, including assessment of whether there were additional sources of data relevant to the loan portfolio not used by management.
•
Comparing the judgments and assumptions documented by management to the allowance for credit loss model for consistency.
•
Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.
•
Evaluating the appropriateness of estimated funding probabilities used in the calculation of the allowance for credit losses on off-balance sheet credit exposures.
•
Evaluating the appropriateness of the Company's loan risk rating policy and testing the consistency of its application.
•
Evaluating the appropriateness of specific reserves for individually evaluated loans.
•
Verifying the mathematical accuracy and computation of the allowance for credit losses on loans and off-balance sheet credit exposures by re-performing or independently calculating significant elements of the allowance for credit losses on loans and off-balance sheet credit exposures based on relevant source documents.

BDMP Assurance, LLP

We have served as the Company's auditor since 2025. Portland, Maine

March 27, 2026

Avidia Bancorp, Inc.

December 31, 2025 and 2024

Consolidated Balance Sheets

(In thousands)	December 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$15,903	$15,660
Short-term investments	129,551	46,784
Total cash and cash equivalents	145,454	62,444

Securities available for sale, at fair value (amortized cost $285,252 in 2025 and $293,649 in 2024)	269,139	265,933
Securities held to maturity, at amortized cost (fair value $12,601 in 2025 and $16,630 in 2024)	13,000	16,747
Total securities	282,139	282,680

Federal Home Loan Bank stock, at cost	11,801	14,729

Loans held for sale	400	850

Total loans	2,298,466	2,198,200
Allowance for credit losses	(22,018)	(21,741)
Net loans	2,276,448	2,176,459

Premises and equipment, net	29,183	28,498
Bank-owned life insurance	36,660	35,526
Accrued interest receivable	8,537	8,897
Net deferred tax asset	13,134	12,795
Goodwill	11,936	11,936
Mortgage servicing rights	3,033	3,488
Other assets	18,365	18,237
Total assets	$2,837,090	$2,656,539
Liabilities:
Deposits	$2,128,283	$2,066,832
Federal Home Loan Bank advances	260,000	325,000
Subordinated debt	27,815	27,679
Accrued expenses and other liabilities	41,998	43,201
Total liabilities	2,458,096	2,462,712
Shareholders' equity:
Common stock, $0.01 par value, 120,000,000 shares authorized, 20,076,250 shares issued and outstanding in 2025; no shares issued and outstanding in 2024	201	—
Additional paid-in capital	194,899	—
Unallocated ESOP common stock	(15,258)	—
Retained earnings	211,981	215,270
Accumulated other comprehensive loss	(12,829)	(21,443)
Total shareholders' equity	378,994	$193,827
Total liabilities and shareholders' equity	$2,837,090	$2,656,539

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,

(Dollars in thousands, except per share data)	2025	2024
Interest and dividend income:
Loans, including fees	$117,542	$111,536
Securities	10,304	10,249
Other	2,736	1,948
Total interest and dividend income	130,582	123,733
Interest expense:
Deposits	29,552	32,870
Federal Home Loan Bank advances	13,116	16,343
Subordinated debt	1,373	1,260
Total interest expense	44,041	50,473
Net interest income	86,541	73,260
Credit loss expense - loans	21,748	2,103
Credit loss reversal - off-balance sheet credit exposures	(305)	(324)
Net interest income, after credit loss expense (reversal)	65,098	71,481
Non-interest income:
Customer service fees	3,570	3,637
Net loss on sale of securities available for sale	(837)	(4,234)
Net recognized gain on equity securities	—	2,597
Payment processing income	7,849	7,489
Income on bank-owned life insurance	1,134	927
Mortgage banking income	402	1,568
Investment commissions	1,400	1,393
Other	3,506	3,642
Total non-interest income	17,024	17,019
Non-interest expense:
Salaries and employee benefits	39,724	34,721
Occupancy and equipment	6,342	8,319
Data processing	13,183	10,123
Professional fees	3,356	2,288
Payment processing	2,863	4,230
Deposit insurance	2,281	2,481
Advertising	1,427	1,432
Telecommunications	360	383
Problem loan and foreclosed real estate, net	731	349
Charitable contribution expense	10,000	—
Other general and administrative	7,538	8,771
Total non-interest expense	87,805	73,097
(Loss) income before income tax (benefit) expense	(5,683)	15,403
Income tax (benefit) expense	(2,394)	3,919
Net (loss) income	$(3,289)	$11,484

Loss per common share:
Basic	$(0.18)	N/A
Diluted	$(0.18)	N/A
Weighted average common shares outstanding:
Basic	18,530,509	N/A
Diluted	18,530,509	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended
	December 31,
(In thousands)	2025	2024
Net (loss) income	$(3,289)	$11,484
Other comprehensive income:
Securities available for sale
Unrealized holding gains (losses) arising during period	10,766	(489)
Reclassification adjustment for losses realized in income (1)	837	4,234
Cash flow hedge:
Unrealized holding loss	(566)	(63)
Other comprehensive income, before tax	11,037	3,682
Deferred tax effect	(2,423)	(2,136)
Other comprehensive income	8,614	1,546
Comprehensive income	$5,325	$13,030

(1)
Amounts are included in net loss on sale of securities available for sale on the Consolidated Statements of Operations. The income tax expense associated with the reclassification adjustment for the years ended December 31, 2025 and 2024 was $235 thousand and $1.2 million.

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Unallocated ESOP Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	—	$—	$—	$—	$203,786	$(22,989)	$180,797
Net income	—	—	—	—	11,484	—	11,484
Other comprehensive income	—	—	—	—	—	1,546	1,546
Balance at December 31, 2024	—	$—	$—	$—	$215,270	$(21,443)	$193,827
Net loss	—	—	—	—	(3,289)	-	(3,289)
Other comprehensive income	—	—	—	—	—	8,614	8,614
Proceeds from stock offering and issuance of common shares (net of costs of $5,936)	19,176,250	192	185,635	—	—	—	185,827
Issuance of common shares donated to Avidia Bank Charitable Foundation	900,000	9	8,991	—	—	—	9,000
Purchase of common shares by the ESOP (1,606,100 shares)	—	—	—	(16,061)	—	—	(16,061)
ESOP shares committed to be allocated and released	—	—	273	803	—	—	1,076
Balance at December 31, 2025	20,076,250	$201	$194,899	$(15,258)	$211,981	$(12,829)	$378,994

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(3,289)	$11,484
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	2,556	2,551
Credit loss expense - loans	21,748	2,103
Credit loss reversal - off-balance sheet credit exposures	(305)	(324)
Deferred income tax benefit	(2,761)	(543)
Net loss on sale of securities available for sale	837	4,234
Net recognized gains on equity securities	—	(2,597)
Gain on sale of loans	(285)	(599)
Net write down on premises and equipment no longer in use	567	—
Gain on sale of other real estate owned	—	(43)
Net amortization of securities	(398)	(7)
Proceeds from sale of loans	11,818	17,889
Loans originated for sale	(11,083)	(18,140)
Amortization of right-of-use assets	445	452
Amortization of subordinated debt issuance costs	136	137
Increase in cash surrender value of bank-owned life insurance	(1,134)	(927)
Increase in income tax receivable	(1,819)	—
Net change in accrued interest receivable	360	(276)
ESOP expense	1,076	—
Issuance of common shares donated to the Avidia Bank Charitable Foundation (1)	9,000	—
Other, net	902	7,828
Net cash provided by operating activities	28,371	23,222
Cash flows from investing activities:
Securities available for sale
Maturities, principal payments, calls and sales	61,622	92,483
Purchases	(53,664)	(110,408)
Securities held to maturity
Maturities, principal payments, and calls	3,747	—
Purchases	—	(1,000)
Equity securities
Sales	—	18,470
Purchases	—	(3,098)
Redemption of Federal Home Loan Bank stock	8,328	12,123
Purchases of Federal Home Loan Bank stock	(5,400)	(10,029)
Loan originations, net of principal payments	(121,958)	(67,123)
Purchases of bank owned life insurance	—	(21)
Proceeds from sale of premises and equipment	33	—
Purchases of premises and equipment	(4,286)	(2,773)
Proceeds from sale of other real estate owned	—	282
Net cash used by investing activities	(111,578)	(71,094)

(1)
Represents a non-cash common stock donation of 900 thousand shares at a fair value of $9.0 million to the Avidia Bank Charitable Foundation. The donation is included in charitable contribution expense as a non-interest expense in the consolidated statements of operations for the year ended December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(In thousands)	2025	2024
Cash flows from financing activities:
Net change in deposits	61,451	115,973
Net proceeds from stock offering and issuance of common shares	185,827	—
Purchase of common shares by the ESOP	(16,061)	—
Proceeds from issuance of long-term Federal Home Loan Bank advances	—	65,000
Net change in short-term Federal Home Loan Bank advances	(65,000)	(36,000)
Repayment of long-term Federal Home Loan Bank advances	—	(105,000)
Net cash provided by financing activities	166,217	39,973
Net change in cash and cash equivalents	83,010	(7,899)
Cash and due from banks at beginning of year	62,444	70,343
Cash and due from banks at end of year	$145,454	$62,444
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$44,234	$50,554
Income taxes paid, net of refunds	2,631	3,841
Noncash transactions
Lease liabilities arising from obtaining right-of-use assets	$—	$278

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

Avidia Bancorp, Inc. (the “Company,” “we” or “us”) is the holding company for Avidia Bank (the "Bank") that was created upon the conversion of Assabet Valley Bancorp, the mutual holding company and sole stockholder of Avidia Bank, from the mutual form of organization to the stock form of organization. The conversion was completed on July 31, 2025. Prior to July 31, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited consolidated financial statements, and related notes, and other financial information included in this report at or for any period prior to July 31, 2025 relate to Assabet Valley Bancorp.

The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company is a Maryland corporation, headquartered in Hudson, Massachusetts. These consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Avidia Bank, and its subsidiaries, Hudson Security Corporation, Eli Whitney Securities Corporation and 42 Main Street Corporation. The Bank is a Massachusetts-chartered savings bank that provides depository and loan products to individual and corporate customers primarily in the central Massachusetts region. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these financial statements were issued.

Conversion and Change in Corporate Form

Pursuant to the Plan of Conversion (the "Plan"), Assabet Valley Bancorp converted from the mutual to stock form of organization on July 31, 2025 and Avidia Bank became the wholly-owned subsidiary of the Company. In connection with the conversion, Assabet Valley Bancorp established a Massachusetts stock corporation as a first-tier subsidiary and Assabet Valley Bancorp merged with and into the Massachusetts stock corporation, with the Massachusetts stock corporation as the surviving entity. Immediately thereafter the Massachusetts stock corporation merged with and into the Company, with the Company as the surviving entity and Avidia Bank becoming a wholly owned subsidiary of the Company.

Pursuant to the Plan, the Company sold 19,176,250 shares of common stock in a public offering at $10.00 per share, including 1,606,100 shares of common stock purchased by the Bank's employee stock ownership plan, for net offering proceeds of approximately $185.8 million. The Company completed the offering on July 31, 2025. Effective as of July 31, 2025, the Company donated $1.0 million of cash and 900,000 shares of common stock to the Avidia Bank Charitable Foundation (the "Foundation"). A total of 20,076,250 shares of common stock of the Company were issued and outstanding immediately after the donation to the Foundation. The purchase of the common stock by the ESOP was financed by a loan from the Company.

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the realizability of deferred tax assets.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days. Cash accounts at correspondent banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand; at times balances exceed this amount. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk with the cash in banks.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The Company sold all equity securities during 2024.

Purchase premiums are recognized in interest income using the interest method over the lesser of the expected terms or the period to the earliest call date of the securities. Purchase discounts are recognized in interest income using the interest method through the maturity of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. As of December 31, 2025 and 2024, there was no impairment recorded on securities.

Changes in the ACL are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025 and 2024, there was no ACL on securities.

Management measures expected credit losses on held to maturity debt securities on an individual basis by major security types that share similar risk characteristics, which may include, but is not limited to, credit ratings, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry, and vintage.

Management classifies the held to maturity portfolio into the following major security types: subordinated debt and corporate bonds. The Company invests in subordinated debt issued only by financial institutions. At December 31, 2025 and 2024, the Company held one corporate bond issued by a national financial institution.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Given the rarity of subordinated debt and corporate bond defaults and losses, the Company utilizes external third-party financial analysis models as the sole source of default and loss rates. Management may exercise discretion to make adjustments based on various qualitative factors.

Changes in the ACL are recorded as credit loss expense (or reversal). A held to maturity debt security is written-off in the period in which a determination is made that all or a portion of the financial asset is uncollectible. Any previously recorded allowance, if any, is reversed and then the amortized cost basis is written down to the amount deemed to be collectible, if any.

Accrued interest receivable on investments totaled $1.2 million and $1.4 million at December 31, 2025 and 2024, respectively. Accrued interest receivable is reported on the consolidated balance sheets and is excluded from the estimate of credit losses.

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost subject to adjustments for any observable market transactions on the same or similar instruments of the investee. At its discretion, the FHLB may declare dividends on the stock. As of December 31, 2025 and 2024, no impairment has been recognized.

Tax Credit Investments

The Company invests in qualified affordable housing projects through limited liability entities to obtain tax benefits and to contribute to its local community. The Company has elected to account for these investments using the proportional amortization method whereby the amortization of the investment in the limited liability entity is in proportion to the tax credits utilized each year and amortization is recognized in the consolidated statements of operations as a component of income tax expense. These investments are reported in other assets in the consolidated balance sheets in the amounts of $911 thousand and $1.2 million at December 31, 2025 and 2024, respectively.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout central Massachusetts.

The ability of the Company’s debtors to honor their contracts is dependent upon real estate values and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs.

Accrued interest receivable on loans totaled $6.4 million and $6.3 million at December 31, 2025 and 2024, respectively. Accrued interest receivable is reported on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Loans past due 30 days or more are considered delinquent. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Residential real estate loans are generally written down to the collectible amount when the loan is delinquent for 180 consecutive days. Commercial and commercial real estate loans are charged-off in part or in full if they are considered uncollectible. Consumer and home equity loans are typically charged-off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. The cost-recovery approach is more conservative and therefore the standard method used. Cash-basis method may be used when a loan is well-secured and in the process of collection, for example through collateral liquidation. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Management evaluates the appropriateness of the ACL on loans quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. A reversion methodology is applied beyond the reasonable and supportable forecasts. Qualitative adjustments are then considered for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster.

The ACL on loans represents the Company’s estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. During 2025, the Company's loan portfolio segments were updated to more closely align with regulatory call report classifications. The Company’s loan portfolio segments were as follows as of December 31, 2025:

Real Estate	Commercial and Industrial	Consumer
• One to four family residential	• Condominium associations	• Consumer
• Home equity and second mortgages	• Other commercial and industrial
• Commercial real estate	• PPP loans
• Commercial real estate multifamily
• Construction and land

The Company’s loan portfolio segments were as follows as of December 31, 2024:

Commercial	Residential Real Estate	Consumer
• Business manager	• Home equity	• Consumer installment

• Condominium associations	• Residential	• Overdraft and unsecured
• Construction and land		• Passbook CD loans
• Commercial real estate
• Commercial real estate multifamily
• Dental commercial & industrial
• Other business
• PPP loans
• Solar
• Vehicle financing

During 2025, the Company converted from the remaining life method to the discounted cash flow ("DCF") method to estimate expected credit losses for all loan pools except consumer loans, which continues to use the remaining life method. This change was made to improve the precision of the calculation. Below is a summary of the impact by segment:

(In thousands)	December 31, 2025 Remaining Life Method	Impact of Methodology Change	December 31, 2025 DCF Method
Real estate loans
One to four family residential	$2,382	$1,055	$3,437
Home equity and second mortgages	224	112	336
Commercial real estate	8,330	(2,458)	5,872
Commercial real estate multifamily	370	614	984
Construction and land	623	(233)	390
Total real estate loans	11,929	(910)	11,019
Commercial and industrial loans
Condominium associations	2,880	87	2,967
Other commercial and industrial	6,865	1,074	7,939
Total commercial loans	9,745	1,161	10,906
Consumer loans
Consumer	93	—	93
Total consumer loans	93	—	93
Total ACL on loans:	$21,767	$251	$22,018

Within the DCF model, probability of default ("PD") and loss given default ("LGD") assumptions are applied to calculate the expected loss for each segment. PD is management’s estimate of the probability the asset will default within a given timeframe and LGD is management’s estimate of the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment, or it does not have default and loss data that covers a full economic cycle.

As of December 31, 2025, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product ("GDP"). Management monitors and assesses its macroeconomic drivers at least annually to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the Federal Open Market Committee ("FOMC") forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to two years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported and generally reverts back to its historical loss rate over one year on a straight-line basis. When appropriate management may lengthen or shorten the reversion period. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of December 31, 2025.

When the DCF method is used to determine the ACL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. Expected credit losses are estimated over the contractual term of the loans. For term loans, the contractual life is calculated based on the maturity date. For loans with no stated maturity date, the contractual life is based on the estimated maturity based on the individual loan segments. The contractual term excludes expected extensions, renewals, and modifications. In calculating the ACL on loans, the contractual life of a loan must be adjusted for prepayments to arrive at expected cash flows. The Company models term loans using an annualized prepayment. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the expected cash flow.

During 2024, the Company used the remaining life method to estimate expected credit losses for all loan pools. Under the remaining life method, the Company establishes a historical loss rate for each loan pool, utilizing either its own historical loss data or peer loss data. This historical loss rate is then adjusted for management’s reasonable and supportable forecast. For all loan pools utilizing the remaining life method, management identifies a historical period containing recessionary and exiting recession characteristics and uses loss rates from that period as the predictor of future loss rates. Expected credit losses are estimated over the loan pool’s estimated remaining life. A loan pool’s estimated remaining life is determined by calculating an annual attrition rate on a quarterly basis using the Company’s loan-level data. The estimated remaining life is then calculated based on the average of the quarterly annual attrition rates.

Loans that do not share similar risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. In general, loans considered for individual evaluation are loans risk rated 8 or higher, nonaccrual loans, and loans 90 days or greater past due. If management determines such loans have unique characteristics differing from the loan pool, the loan will be individually evaluated. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan. However, when management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Management may also adjust its assumptions to account for differences between expected and actual losses from period-to-period. The variability of management’s assumptions could alter the ACL on loans materially and impact future results of operations and financial condition. The loss estimation models and methods used to determine the ACL are continually refined and enhanced.

Off-Balance Sheet Credit Exposures: In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL related to off-balance sheet credit exposures is adjusted through credit loss expense or reversal. To appropriately measure expected credit losses, management disaggregates the off-balance sheet credit exposures into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using historical information or industry benchmarks provided by a reputable and independent source, to estimate the expected funded amount for each loan segment as of the reporting date.

Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date. As of December 31, 2025 and 2024, the Company had recognized an

ACL on off-balance sheet credit exposures of $693 thousand and $998 thousand, respectively. This is recorded in accrued expenses and other liabilities on the consolidated balance sheets.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are reported at the estimated proceeds to be received, less cost to sell. To the extent that impairment is identified, the Company would reduce the carrying value of such assets. To date, the Company has not experienced any such impairment.

Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure less estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write downs are included in problem loan and foreclosed real estate, net on the consolidated statements of operations.

Goodwill

Avidia Bank was created by a merger between Hudson Savings Bank and Westborough Bank in 2007. Goodwill of $11.9 million resulting from the merger is not amortized but is evaluated for impairment on an annual basis. Impairment of goodwill is recognized in earnings. As of December 31, 2025, no impairment has been recognized.

Loan Servicing

Servicing rights are recognized as separate assets when rights are acquired through sale of financial assets and recorded at fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Changes in fair value are reported in mortgage banking income.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

During the normal course of business, the Company may transfer a portion of a loan. In order to be eligible for sales treatment, the transferred portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than representations and warranties and no loan holder may have the right to pledge or exchange the entire loan.

Revenue from Contracts with Customers

The Company earns merchant and payment processing fees from transactions conducted through the payments network. Payment processing fees from merchant transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services. Additional fees associated with implementation, processing of electronic (ACH) payments, bill presentment and real time payments are recognized on a monthly basis. The Company also offers products such as prepaid cards and benefit accounts. Revenue and expenses from payments processing are classified as non-interest income and non-interest expense on the consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period of enactment. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company does not have any uncertain tax positions at December 31, 2025 and 2024 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2025 and 2024.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the capital section of the balance sheet, such items, along with net income, are components of comprehensive income.

Segment Information

The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense, credit loss expense, and salaries and employee benefits, as reported on the consolidated statements of operations, provide the significant expenses in the banking operation. All operations are domestic.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, such as requiring the disclosure of specific categories in the rate reconciliation and the disaggregation of income tax expense and income taxes paid by federal, state, and foreign taxes. This ASU was adopted December 31, 2025, and it did not have a material impact on the Company’s consolidated financial statements

Future Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

NOTE 2. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and held to maturity, with gross unrealized gains and losses at the dates indicated:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$92,844	$157	$(4,810)	$88,191
Municipal securities	7,607	1	(458)	7,150
Mortgage-backed securities(1)	184,801	986	(11,989)	173,798
Total securities available for sale	$285,252	$1,144	$(17,257)	$269,139
Securities Held to Maturity
Corporate bonds	$500	$—	$(35)	$465
Subordinated debt securities	12,500	14	(378)	12,136
Total securities held to maturity	$13,000	$14	$(413)	$12,601

(1)
Mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$122,673	$36	$(9,720)	$112,989
Municipal securities	8,823	—	(684)	8,139
Mortgage-backed securities(1)	160,152	100	(17,104)	143,148
Other	2,001	—	(344)	1,657
Total securities available for sale	$293,649	$136	$(27,852)	$265,933
Securities Held to Maturity
Corporate bonds	$500	$—	$(35)	$465
Subordinated debt securities	16,247	—	(82)	16,165
Total securities held to maturity	$16,747	$—	$(117)	$16,630

(1)
Mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

Management determined there was no ACL required for securities available for sale and securities held to maturity as of December 31, 2025 or December 31, 2024.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2025 follows. Expected maturities will differ from contractual maturities because the issuers have, in certain instances, the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2025
Within 1 year	$4,974	$4,989	$—	$—
After 1 year through 5 years	73,950	70,926	3,000	2,985
After 5 years through 10 years	16,462	14,663	9,500	9,151
Over 10 years	5,065	4,763	500	465
Total securities with defined maturities	100,451	95,341	13,000	12,601
Mortgage-backed securities	184,801	173,798	—	—
Total	$285,252	$269,139	$13,000	$12,601

Investment securities with a carrying value of $78.5 million and $86.3 million were pledged as collateral at December 31, 2025 and December 31, 2024, respectively, for borrowings available through the Federal Reserve Bank of Boston discount window (see Note 7). Investment securities with a carrying value of $188.7 million and $196.5 million were pledged as collateral at December 31, 2025 and December 31, 2024, respectively, for borrowings available with the Federal Home Loan Bank (see Note 7).

For the years ended December 31, 2025 and 2024, proceeds from the sales of securities available for sale amounted to $9.6 million and $51.9 million, respectively. For the year ended December 31, 2025, there were gross realized losses of $837 thousand and no gross realized gains. For the year ended December 31, 2024, there were gross realized losses of $4.2 million and gross realized gains of $3 thousand.

Information pertaining to securities with gross unrealized losses, for which an ACL has not been recorded, at December 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,810	$72,028	$4,810	$72,028
Municipal securities	—	—	458	5,149	458	5,149
Mortgage-backed securities	111	16,478	11,878	84,462	11,989	100,940
Total securities available for sale	$111	$16,478	$17,146	$161,639	$17,257	$178,117

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$43	$20,440	$9,677	$80,057	$9,720	$100,497
Municipal securities	28	1,005	656	7,134	684	8,139
Mortgage-backed securities	260	44,007	16,844	78,044	17,104	122,051
Total securities available for sale	$331	$65,452	$27,521	$166,892	$27,852	$232,344

The unrealized losses on the Company’s available for sale mortgage-backed securities ("MBS") and debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell any of the available for sale securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in market interest rates and other market conditions, were not reflective of credit events, and the issuers continue to make timely principal and interest payments on the MBS and debt security instruments. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt and MBS are backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit risk. The Company’s unrealized losses from municipal bonds were due to changes in the market interest rate environment and not reflective of credit events. The issuers of these bonds are all Massachusetts based and have no history of credit losses. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investments. The Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the municipal bonds.

Held to maturity corporate bond and subordinated debt holdings are comprised of high credit quality financial institutions. High credit quality corporate bonds and subordinated debt obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of well capitalized and strong performing financial institutions. Accordingly, the Company determined that the expected credit loss on its held to maturity portfolio was immaterial, and therefore, an allowance was not carried on its held to maturity debt securities at December 31, 2025 and December 31, 2024.

The Company held no equity securities as of December 31, 2025. During 2024, the Company sold all of its equity securities and recognized gains of $2.6 million.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

During the first quarter of 2025, the Company's loan portfolio segments were updated to more closely align with regulatory call report classifications. This change resulted in a $295 thousand charge to credit loss expense at the time of the update.

The following tables show the impact of the segment updates to the loan portfolio and the ACL:

(In thousands)	December 31, 2024 Portfolio Balance (As Reported)	Updated Segment	January 1, 2025 Portfolio Balance (Updated Segments)
Business manager	$1,939
Dental commercial & industrial	190,519
Other business	203,570
Solar	76,888
Vehicle financing	27,004
	499,920	Other commercial and industrial	$499,920

Condominium associations	494,875	Condominium associations	494,875
Construction and land	49,028	Construction and land	49,028
Commercial real estate	484,106	Commercial real estate	484,106
Commercial real estate multifamily	83,905	Commercial real estate multifamily	83,905
PPP loans	264	PPP loans	264
Home equity	66,326	Home equity and second mortgages	66,326
Residential	511,495	One to four family residential	511,495

Overdraft and unsecured	887
Consumer installment	3,715
Passbook CD loans	458
	5,060	Consumer	5,060

Total loans	$2,194,979	Total loans	$2,194,979

(In thousands)	December 31, 2024 ACL (As Reported)	Updated Segment	January 1, 2025 ACL (Updated Segments)
Business manager	$40
Dental commercial & industrial	2,652
Other business	4,671
Solar	179
Vehicle financing	347
	7,889	Other commercial and industrial	$7,889

Condominium associations	2,839	Condominium associations	2,839
Construction and land	586	Construction and land	586
Commercial real estate	7,522	Commercial real estate	7,522
Commercial real estate multifamily	326	Commercial real estate multifamily	326
Home equity	189	Home equity and second mortgages	189
Residential	2,364	One to four family residential	2,364

Overdraft and unsecured	14
Consumer installment	12
	26	Consumer	26

Total	$21,741	Total	$21,741

The composition of net loans as of December 31, 2025 was as follows:

(In thousands)	December 31, 2025
Real estate loans
One to four family residential	$518,225
Home equity and second mortgages	78,350
Commercial real estate	534,855
Commercial real estate multifamily	104,695
Construction and land	57,005
Total real estate loans	1,293,130
Commercial and industrial loans
Condominium associations	506,683
Other commercial and industrial	491,765
PPP loans	11
Total commercial and industrial loans	998,459
Consumer loans
Consumer	3,877
Total consumer loans	3,877
Total loans	2,295,466
Allowance for credit losses	(22,018)
Net deferred loan costs	3,000
Loans, net	$2,276,448

The composition of net loans as of December 31, 2024 was as follows:

December 31, 2024
(In thousands)
Commercial loans:
Business manager	$1,939
Condominium associations	494,875
Construction and land	49,028
Commercial real estate	484,106
Commercial real estate multifamily	83,905
Dental commercial & industrial	190,519
Other business	203,570
PPP loans	264
Solar	76,888
Vehicle financing	27,004
Total commercial loans	1,612,098
Residential real estate:
Home equity	66,326
Residential	511,495
Total residential real estate	577,821
Consumer:
Overdraft and unsecured	887
Consumer installment	3,715
Passbook CD loans	458
Total consumer loans	5,060
Total loans	2,194,979
Allowance for credit losses	(21,741)
Net deferred loan costs	3,221
Loans, net	$2,176,459

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure: The Chief Credit Officer ("CCO") maintains the Credit Risk Rating System, which is comprised of 10 levels of risk, inclusive of 5 Criticized and Classified ratings that align with regulatory definitions of Special Mention, Substandard, Doubtful and Loss. The CCO or the Credit Manager reviews all recommended risk rating changes and controls the final assessment of risk rating. The Company maintains a Loan Review Policy which addresses internal and external review requirements and process, which is approved annually by the Board of Director’s Risk Committee and the Board of Directors. The CCO provides quarterly reporting and updates to the Risk Committee, including the presentation of the ACL calculation and balance.

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As noted above, the Company's loan portfolio segments were updated during the first quarter of 2025. As of December 31, 2025 the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

One to Four Family Residential: Loans in this segment consist of 1-4 family residential real estate loans. The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not generally grant loans that would be classified as subprime upon origination. Loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment, along with impacts from higher interest rates on adjustable rate loans.

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

Commercial Real Estate Multifamily (CRE MF): Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are impacted by the economy and vacancy rates, which thus will have an effect on the credit quality in this segment. Credit quality can also be impacted by the effects of interest rate increases on maturing loans and by changes in occupancy for income-producing properties.

Construction and Land: Loans in this segment include speculative construction loans for residential properties, construction loans for commercial properties and land loans for residential or commercial development for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

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

Other Commercial and Industrial: Loans in this segment are made to businesses and are generally secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets. Repayment is expected from the cash flows of the business. Loans in this segment also include business manager loans, which are actively followed borrowing base lines of credit, secured by accounts receivable that have been purchased from the bank’s customer with recourse. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

Construction and Land: Loans in this segment include speculative construction loans for residential properties, construction loans for commercial properties and land loans for residential or commercial development for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial Real Estate (CRE): Loans in this segment are primarily owner-occupied or income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment.

Commercial Real Estate Multifamily (CRE MF): Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are impacted by the economy and vacancy rates, which thus will have an effect on the credit quality in this segment.

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

The following tables present the activity in the ACL by portfolio segment for the years ended December 31, 2025 and 2024:

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		December 31,
(In thousands)	2024	(reversal)	charged-off	Recoveries	2025
As of or for the year ended December 31, 2025
Real estate loans
One to four family residential	$2,364	$1,073	$—	$—	$3,437
Home equity and second mortgages	189	143	—	4	336
Commercial real estate	7,522	(1,820)	—	170	5,872
Commercial real estate multifamily	326	658	—	—	984
Construction and land	586	19,006	(19,202)	—	390
Total real estate loans	10,987	19,060	(19,202)	174	11,019
Commercial and industrial loans
Condominium associations	2,839	128	—	—	2,967
Other commercial and industrial	7,889	2,484	(2,642)	208	7,939
Total commercial loans	10,728	2,612	(2,642)	208	10,906
Consumer loans
Consumer	26	91	(38)	14	93
Credit cards	—	(15)	—	15	—
Total consumer loans	26	76	(38)	29	93
Total ACL on loans:	$21,741	$21,748	$(21,882)	$411	$22,018

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		December 31,
(In thousands)	2023	(reversal)	charged-off	Recoveries	2024
As of or for the year ended December 31, 2024
Business manager	$48	$(8)	$—	$—	$40
Condominium associations	2,467	372	—	—	2,839
Construction and land	707	(164)	—	43	586
Corporate credit card	88	(28)	(84)	24	—
Commercial real estate	7,504	(42)	—	60	7,522
Commercial real estate multifamily	132	194	—	—	326
Dental commercial and industrial	2,633	19	—	—	2,652
Other business	4,208	1,637	(1,251)	77	4,671
Solar	137	42	—	—	179
Vehicle financing	603	(31)	(225)	—	347
Home equity	193	(171)	—	167	189
Residential real estate	2,019	345	—	—	2,364
Overdraft and unsecured	15	1	(2)	—	14
Consumer credit card	22	(35)	(10)	23	—
Consumer installment	5	(28)	—	35	12
Total ACL on loans:	$20,781	$2,103	$(1,572)	$429	$21,741

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

The risk ratings within the loan portfolio and current period charge-offs for the year ended December 31, 2025, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
December 31, 2025
One to four family residential:
Risk Rating
Pass (Rated 1-5, M, P)	$55,170	$38,384	$71,586	$131,680	$85,884	$135,521	$—	$518,225
Total	$55,170	$38,384	$71,586	$131,680	$85,884	$135,521	$—	$518,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity and second mortgages:
Risk Rating
Pass (Rated 1-5, M, P)	$196	$754	$1,407	$725	$141	$1,278	$73,849	$78,350
Total	$196	$754	$1,407	$725	$141	$1,278	$73,849	$78,350
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$86,362	51,376	23,474	$82,940	$85,395	$161,894	$—	$491,441
Special Mention (6-7)	—	—	—	17,115	855	17,551	—	35,521
Substandard (8)	—	—	—	248	1,519	6,126	—	7,893
Total	$86,362	$51,376	$23,474	$100,303	$87,769	$185,571	$—	$534,855
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate multifamily:
Risk Rating
Pass (Rated 1-5, M, P)	$25,422	$7,818	$9,922	$17,520	$15,533	$27,030	$—	$103,245
Special Mention (6-7)	—	—	—	1,450	—	—	—	1,450
Total	$25,422	$7,818	$9,922	$18,970	$15,533	$27,030	$—	$104,695
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Risk Rating
Pass (Rated 1-5, M, P)	$10,201	$9,290	$1,648	$13,848	$—	$280	$7,805	$43,072
Special Mention (6-7)	—	—	—	7,455	—	—	—	7,455
Substandard (8)	—	—	1,052	—	—	—	—	1,052
Doubtful (9)	—	—	5,426	—	—	—	—	5,426
Total	$10,201	$9,290	$8,126	$21,303	$—	$280	$7,805	$57,005
Current period gross charge-off	$—	$—	$19,202	$—	$—	$—	$—	$19,202
Condominium associations:
Risk Rating
Pass (Rated 1-5, M, P)	$16,793	$9,222	$46,244	$238,879	$85,208	$110,337	$—	$506,683
Total	$16,793	$9,222	$46,244	$238,879	$85,208	$110,337	$—	$506,683
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$40,885	$50,576	$39,909	$48,940	$47,271	$115,826	$103,447	$446,854
Special Mention (6-7)	—	—	—	1,117	5,759	3,744	28,190	38,810
Substandard (8)	12	—	—	—	—	787	452	1,251
Doubtful (9)	—	299	1,338	—	—	3,213	—	4,850
Total	$40,897	$50,875	$41,247	$50,057	$53,030	$123,570	$132,089	$491,765
Current period gross charge-off	$—	$280	$14	$468	$11	$1,535	$334	$2,642
PPP loans
Risk Rating
Pass (Rated 1-5, M, P)	$—	$—	$—	$—	$11	$—	$—	$11
Total	$—	$—	$—	$—	$11	$—	$—	$11
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Risk Rating
Pass (Rated 1-5, M, P)	$733	$521	$912	$362	$77	$1,179	$93	$3,877
Total	$733	$521	$912	$362	$77	$1,179	$93	$3,877
Current period gross charge-offs	$—	$—	$—	$—	$—	$37	$1	$38

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
Construction and land:
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
Commercial real estate multifamily:
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

Commercial loans include factored accounts receivable in the recorded amount of $2.2 million and $1.9 million at December 31, 2025 and December 31, 2024, respectively, which is gross of cash reserves. At December 31, 2025 and December 31, 2024, cash reserves established from purchase price adjustments in total were $352 thousand and $206 thousand, respectively. The aging status of these loans and underlying receivables is not presented in the delinquency and nonaccrual disclosure tables. The financing agreements permit the Company to create and maintain from the purchase price of funded receivables a cash reserve in an operating deposit account controlled by the Company. The amount of the cash reserve is determined based on the risk profile of the borrower and the aging of outstanding funded accounts receivable. The Company may require borrowers to repurchase any funded accounts receivable that remains unpaid following 120 days after its invoice date.

At December 31, 2025 and December 31, 2024, funded accounts receivable unpaid 120 days or more in total were $1.2 million and $367 thousand, respectively. There were no impairments at December 31, 2025 and December 31, 2024.

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates presented.

As of December 31, 2025, there was one loan with a balance of $2 thousand past due 90 days or more and still accruing. There were no loans past due 90 days or more and still accruing as of December 31, 2024. The Company did not recognize any interest income on nonaccrual loans during the years ended December 31, 2025 and 2024.

	December 31, 2025
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$720	$720
Commercial real estate	—	6,126
Construction and land	6,478	6,478
Other commercial and industrial	1,776	6,884
Total	$8,974	$20,208

	December 31, 2024
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
Dental commercial & industrial	$—	$670
Home equity	700	700
Other business	313	1,349
Residential	650	650
Vehicle financing	628	628
Total	$2,291	$3,997

The following is an aging analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2025
One to four family residential	$518,225	$514,916	$2,589	$720	$3,309
Home equity and second mortgages	78,350	77,953	397	—	397
Commercial real estate	534,855	534,855	—	—	—
Commercial real estate multifamily	104,695	104,695	—	—	—
Construction and land	57,005	50,527	—	6,478	6,478
Condominium associations	506,683	506,683	—	—	—
Other commercial and industrial	491,765	491,154	59	552	611
PPP loans	11	11	—	—	—
Consumer	3,877	3,818	57	2	59
Total loans	$2,295,466	$2,284,612	$3,102	$7,752	$10,854

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2024
Business manager	$1,939	$1,939	$—	$—	$—
Condominium associations	494,875	494,875	—	—	—
Construction and land	49,028	47,522	1,506	—	1,506
Commercial real estate	484,106	483,477	629	—	629
Commercial real estate multifamily	83,905	83,905	—	—	—
Dental commercial & industrial	190,519	189,986	533	—	533
Other business	203,570	202,011	251	1,308	1,559
PPP loans	264	264	—	—	—
Solar	76,888	76,812	76	—	76
Vehicle financing	27,004	27,004	—	—	—
Home equity	66,326	65,231	395	700	1,095
Residential	511,495	509,695	1,381	419	1,800
Overdraft and unsecured	887	887	—	—	—
Consumer installment	3,715	3,715	—	—	—
Passbook CD loans	458	420	38	—	38
Total	$2,194,979	$2,187,743	$4,809	$2,427	$7,236

For all loan segments, loans over 30 days contractually past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans by collateral type as of the balance sheet dates:

(In thousands)	Real Estate	All Business Assets	All Business Assets and Real Estate	Accounts Receivable	Total
December 31, 2025
One to four family residential	$761	$—	$—	$—	$761
Commercial real estate	6,126	—	—	—	6,126
Construction and land	6,478	—	—	—	6,478
Other commercial and industrial	—	162	1,390	261	1,813
Total	$13,365	$162	$1,390	$261	$15,178

(In thousands)	Real Estate	All Business Assets	Total
December 31, 2024
Construction and land	$1,506	$—	$1,506
Commercial real estate	165	355	520
Commercial real estate multifamily	109	—	109
Dental commercial & industrial	—	769	769
Other business	497	921	1,418
Vehicle financing	—	628	628
Home equity	783	—	783
Residential	804	—	804
Total	$3,864	$2,673	$6,537

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

The following tables present the amortized cost basis of loans as of December 31, 2025 and December 31, 2024, that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, respectively, by class and by type of modification. Only segments displayed in the table below have modified loans; there were no other loans experiencing financial difficulty and modified. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Payment Delay	Principal Re-Advance	Combination Payment Delay and Term Extension	Percent of Loan Segment
December 31, 2025
Commercial real estate	$1,534	$6,126	$—	1.43%
Other commercial and industrial	6,016	3,081	19	1.85%
Total	$7,550	$9,207	$19	0.73%

(Dollars in thousands)	Payment Delay	Principal Re- Advance	Combination Payment Delay and Term Extension	Combination Payment Delay and Principal Re- Advance	Percent of Loan Segment
December 31, 2024
Commercial real estate	$1,833	$355	$1,500	$—	0.76%
Dental commercial & industrial	349	—	—	—	0.18%
Other business	929	—	—	192	0.56%
Residential	512	—	—	—	0.10%
Total	$3,623	$355	$1,500	$192	0.26%

The Company does not have any additional commitments to the borrowers whose loans are included in the previous tables.

For the years ended December 31, 2025 and December 31, 2024, modifications related to payment delays had minimal financial effect. The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and December 31, 2024.

Weighted- Average Term Extension (months)
Year Ended December 31, 2025
Other commercial and industrial	39

Weighted- Average Term Extension (months)
Year Ended December 31, 2024
Commercial real estate	240

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts. As of December 31, 2025, all loans modified in the last 12 months were current. The following table presents the performance of such loans that have been modified in the last 12 months as of December 31, 2024.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2024
Commercial real estate	$355	$—	$—	$355
Dental C&I	213	—	—	213
Other business	—	—	831	831
Residential	126	379	6	511
Total	$694	$379	$837	$1,910

For the year ended December 31, 2025, there were no loans that were modified in the prior 12 months that had a payment default. The following table presents the amortized cost basis of loans that had a payment default during the year ended December 31, 2024, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty.

(In thousands)	Payment Delay	Total
Year Ended December 31, 2024
Other business	$831	$831
Residential	6	6
Total:	$837	$831

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

At December 31, 2025, residential real estate loans in process of foreclosure totaled $153 thousand. At December 31, 2024, there were no residential real estate loans in process of foreclosure.

Servicing Rights

The Company has transferred a portion of its originated commercial mortgage loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2025 and December 31, 2024, the Company was servicing commercial and commercial mortgage loans for participants aggregating $123.6 million and $137.6 million, respectively.

Residential real estate mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans serviced for others were $261.1 million and $289.8 million at December 31, 2025 and December 31, 2024, respectively. Servicing fee income was $827 thousand and $860 thousand for the years ended December 31, 2025 and 2024, respectively. Certain of these loans were sold with recourse provisions. At December 31, 2025, the related maximum contingent recourse liability was $1.2 million, which is not recorded in the consolidated financial statements.

The Company records mortgage servicing rights (“MSRs”) on residential real estate loans sold and serviced for others. The risks inherent in MSRs relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of servicing rights. Key assumptions and inputs used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At December 31, 2025, the following weighted average assumptions were used in the calculation of fair value of MSRs: prepayment speed 7.83%, discount rate 9.5% to 12.5%, and default rate 0.00%.

The following summarizes changes to MSRs:

	Year Ended December 31,
(In thousands)	2025	2024
Beginning balance	$3,488	$3,327
Payoffs	(342)	(118)
Changes in fair value	(113)	279
Ending balance	$3,033	$3,488

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges: The Company is party to interest rate swaps to manage its exposure to interest rate changes. Interest rate swaps with notional amounts totaling $135.0 million and $160.0 million as of December 31, 2025 and December 31, 2024, respectively, were designated as cash flow hedges and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. Fair value of the contracts are reported on the consolidated balance sheets as an asset or liability, with an offset to accumulated other comprehensive income, net of income tax impacts, and with changes reflected in other comprehensive income.

The Company presents derivative positions gross on the consolidated balance sheets. The following table reflects the derivatives recorded on the consolidated balance sheets as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$—	$—	$160,000	$175
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	105,318	5,958	88,154	7,492
Total included in other assets		$5,958		$7,667

Included in accrued expenses and other liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$135,000	$391	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	105,318	5,958	88,154	7,492
Total included in accrued expenses and other liabilities		$6,349		$7,492

NOTE 5. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
(In thousands)	2025	2024
Cost:
Land	$2,658	$2,658
Buildings	18,055	18,628
Leashold improvements	9,819	9,429
Furniture and equipment	16,403	25,740
Right of use asset	5,691	6,074
Construction in process	792	667
Total premises and equipment	53,418	63,196
Accumulated depreciation and amortization	(24,235)	(34,698)
Net premises and equipment	$29,183	$28,498

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 amounted to $2.6 million.

NOTE 6. DEPOSITS

A summary of deposit balances, by type is as follows:

(In thousands)	December 31, 2025	December 31, 2024
NOW and demand	$1,130,169	$1,038,635
Money market	250,062	250,878
Regular and other savings	425,400	386,759
Total non-certificate accounts	1,805,631	1,676,272
Term certificate accounts of $250,000 and greater	152,589	201,817
Term certificate accounts less than $250,000	170,063	188,743
Term certificate accounts	322,652	390,560
Total deposits	$2,128,283	$2,066,832

As of December 31, 2025, the aggregate amount of deposits, excluding subsidiary deposits, that meet or exceed the FDIC insurance limit of $250,000 was $863.8 million.

Scheduled maturities and weighted average rates of time deposits for the next five years were as follows:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$270,313	3.51%	$338,449	4.49%
Over 1 year to 2 years	44,029	3.71	21,095	3.70
Over 2 years to 3 years	3,850	3.28	25,726	3.99
Over 3 years to 4 years	2,884	3.34	2,532	3.60
Over 4 years to 5 years	1,576	3.01	2,758	3.37
Total	$322,652	3.53%	$390,560	4.40%

All deposits are fully insured due to the additional insurance provided to Massachusetts member banks, such as the Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Company above FDIC limits.

NOTE 7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB of Boston advances consist of the following:

	December 31, 2025		December 31, 2024
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Within 1 year	$240,000	4.34%	$165,000	4.53%
Over 1 year to 2 years	20,000	4.15	140,000	4.53
Over 2 years to 3 years	—	—	20,000	4.15
Total FHLB advances	$260,000	4.33%	$325,000	4.50%

The Bank also has an available $500 thousand line-of-credit with the FHLB at an interest rate that adjusts daily. There were no advances outstanding under this line-of-credit at December 31, 2025 and December 31, 2024. All borrowings from the FHLB are secured by a blanket lien on the Company’s residential real estate loans and certain commercial real estate loans in accordance with the FHLB’s policy requirements for qualified collateral.

The Bank also has $25.0 million in available lines-of-credit with correspondent banks. There were no advances outstanding under these lines-of-credit at December 31, 2025 and December 31, 2024.

The Bank has agreements with the Federal Reserve Bank of Boston for borrowings at the discount window and through the borrower-in-custody program. The terms of these agreements call for the pledging of assets as security for all obligations of the Bank under these agreements (See Note 2). At December 31, 2025 and December 31, 2024, there were no borrowings outstanding under either agreement.

NOTE 8. SUBORDINATED DEBT

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

The subordinated debt is payable in full by June 2032; earlier prepayment is permitted after five years. Interest is paid semi-annually at a fixed rate of 4.50% until June 1, 2027 and thereafter the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR (provided, however, that in the event three-month SOFR is less than zero, three-month SOFR shall be deemed to be zero) plus 167 basis points. For the years ended December 31, 2025 and 2024, contractual interest expense on the subordinated debt amounted to $1.3 million and amortization of debt issuance costs was $136 thousand and $137 thousand, respectively. The recorded balance of this debt, net of debt issuance costs, was $27.8 million and $27.7 million at December 31, 2025 and December 31, 2024, respectively.

NOTE 9. INCOME TAXES

Allocation of the federal and state income tax provision (benefit) between current and deferred portions is as follows:

	December 31,
(In thousands)	2025	2024
Current tax provision:
Federal	$418	$3,348
State	(51)	1,114
Total current provision	367	4,462
Deferred tax (benefit) provision
Federal	(1,664)	(678)
State	(1,097)	135
Total deferred benefit	(2,761)	(543)
Total tax (benefit) expense	$(2,394)	$3,919

Pretax income from continuing operations is entirely derived from domestic sources.

A reconciliation of the tax (benefit) expense at the statutory federal income tax rate to the actual income tax (benefit) expense is as follows:

	December 31,
(In thousands)	2025		2024
Tax at the statutory income tax rate of 21%	$(1,193)	21.0%	$3,235	21.0%
(Decrease) increase resulting from:
State taxes, net of federal tax benefit (1)	(907)	16.0%	987	6.4%
Tax exempt income	(121)	2.1%	(106)	(0.7)%
Dividends received deduction	—	—%	(18)	(0.1)%
Bank-owned life insurance	(238)	4.2%	(195)	(1.3)%
Tax credits (net of ammortization)	(16)	0.3%	(65)	(0.4)%
Valuation allowance	100	(1.8)%	—	—%
Other, net	(19)	0.3%	81	0.5%
Income tax (benefit) expense	$(2,394)	42.1%	$3,919	25.4%

(1) State taxes in Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

Income taxes paid were as follows:

	December 31,
(In thousands)	2025		2024
Federal	$2,044	77.7%	$3,080	80.2%
Massachusetts	573	21.8%	730	19.0%
Other States	14	0.5%	31	0.8%
Net payment	$2,631		$3,841

The net deferred tax asset related to federal and state are as follows:

	December
(In thousands)	2025	2024
Deferred tax assets:
Federal	$11,628	$12,357
State	4,152	3,532
	15,780	15,889
Deferred tax liabilities:
Federal	(2,099)	(2,202)
State	(547)	(892)
	(2,646)	(3,094)
Net deferred tax asset	$13,134	$12,795

The components of the net deferred tax asset are as follows:

	December 31,
(In thousands)	2025	2024
Allowance for credit losses	$6,384	$6,392
Employee benefit plans	2,506	2,126
Accrued expenses	402	701
Net unrealized loss on available for sale securities	3,565	6,147
SBA PPP fees	—	2
Partnership investments	66	56
Operating leases	24	13
Research and expenditures	—	420
Swap	110	—
Charitable contributions	2,791	—
Impairment loss on securities	52	52
Deferred tax assets, before valuation allowance	15,900	15,909
Valuation allowance	(120)	(20)
Deferred tax assets, net of valuation allowance	15,780	15,889
Deferred loan costs, net	(843)	(906)
Mortgage servicing rights	(918)	(1,076)
Depreciation and amortization	(514)	(692)
Swap	—	(49)
Other	(371)	(371)
Deferred tax liabilities	(2,646)	(3,094)
Net deferred tax asset	$13,134	$12,795

A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. At December 31, 2025 a valuation allowance was recorded related to the federal and state deferred tax asset on the Company's contribution to the Foundation and unrealized capital losses in the form of other than temporarily impaired write-downs of securities. At December 31, 2024, a valuation allowance was recorded related to the federal and state deferred tax asset on unrealized capital losses in the form of other than temporarily impaired write-downs of securities. Management believes that the remaining net deductible temporary differences which give rise to the net deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

For the years ended December 31, 2025 and 2024, the Company recognized $248 thousand and $246 thousand, respectively, in tax benefits related to affordable housing tax credits.

At December 31, 2025, the Company’s retained earnings includes approximately $3.5 million of allowance for credit losses, representing the base year amount, for which income taxes have not been provided. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subjected to taxation in the fiscal year in which used. As the Company intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $992 thousand has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under applicable statutes of limitations by the Internal Revenue Service and the Massachusetts Department of Revenue Administration for the years ended December 31, 2023 through 2025.

NOTE 10. OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company has leases pertaining to bank premises and vehicles with remaining lease terms of 4 to 14 years, some of which include renewal or termination options to extend the lease. Most of the Company’s leases are classified as operating leases. Lease expense for the operating leases is recognized on a straight-line basis over the lease term. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated balance sheets:

(In thousands)		December 31, 2025	December 31, 2024
Lease right-of-use assets:
Operating leases	Premises and equipment, net	$5,163	$6,074
Finance leases	Premises and equipment, net	445	—
Total lease right-of-use assets		$5,608	$6,074

Lease liabilities:
Operating leases	Accrued expenses and other liabilities	$5,297	$6,119
Finance leases	Accrued expenses and other liabilities	397	—
Total lease liabilities		$5,694	$6,119

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

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	10.01	10.66
Finance leases	7.58	-

Weighted-average discount rate
Operating leases liabilities	6.47%	6.33%
Finance lease liabilities	4.00%	0.00%

The following table presents the components of lease expense for operating leases:

	Year Ended December 31,
(In thousands)	2025	2024
Operating lease expense:
Operating lease cost	$798	$836
Variable lease cost	26	19
Total lease cost, net	$824	$855

The following table presents the components of lease expense for finance leases:

	Year Ended December 31,
(In thousands)	2025	2024
Finance lease expense:
Amortization of right-of-use asset	$21	$—
Interest on lease liabilities	17	—
Total lease cost, net	$38	$—

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$741	$793
Operating cash flows from finance leases	37	—
Financing cash flows from finance leases	17	—

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

(In thousands)	Operating Leases	Finance Leases
2026	$752	$55
2027	765	57
2028	778	59
2029	765	60
2030	673	62
Thereafter	3,363	169
Total undiscounted lease payments	$7,096	$462
Less: imputed interest	1,799	65
Net lease liabilities	$5,297	$397

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

Off-balance-sheet financial instruments whose contract amounts represent credit risk include the following:

(In thousands)	December 31, 2025	December 31, 2024
Unadvanced lines of credit	$258,739	$314,578
Unadvanced construction loans	27,799	32,613
Residential mortgage loan commitments	3,976	8,090
Commercial and mortgage loan commitments	51,947	50,845
Standby letters of credit	4,726	4,542
Total	$347,187	$410,668

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

NOTE 11. RELATED PARTIES

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates (commonly referred to as related parties). Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated customers, and did not involve more than normal risk of collectability. Aggregate loan transactions of the Company with related parties were as follows:

	December 31,
(In thousands)	2025	2024
Balance, beginning of year	$3,266	$4,270
New loans	151	223
Repayments	(1,158)	(1,227)
Balance, end of year	$2,259	$3,266

Deposits from related parties held by the Company at December 31, 2025 and December 31, 2024 amounted to $16.7 million and $16.1 million, respectively.

NOTE 12. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The regulations require minimum ratios of total capital, common equity Tier 1 capital and Tier 1 capital to risk-weighted assets and a minimum leverage ratio for all banking organizations as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At December 31, 2025, we exceeded each of the applicable regulatory capital requirements including the capital conservation buffer.

As of December 31, 2025 and December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum Total Risk-Based Capital, Common Equity Tier 1 Risk-based, Tier 1 Risk-based, and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2025 and December 31, 2024 are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company
Total Risk-Based Capital:	$430,414	19.7%	$175,124	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	379,888	17.4%	98,507	4.5%	N/A	N/A
Tier 1 Risk-Based Capital:	379,888	17.4%	131,343	6.0%	N/A	N/A
Tier 1 Leverage Capital:	379,888	13.8%	87,562	4.0%	N/A	N/A
Bank
Total Risk-Based Capital:	$349,160	15.9%	$176,232	8.0%	$220,290	10.0%
Common Equity Tier 1 Risk-Based Capital	326,448	14.8%	99,130	4.5%	143,188	6.5%
Tier 1 Risk-Based Capital:	326,448	14.8%	132,174	6.0%	176,232	8.0%
Tier 1 Leverage Capital:	326,448	11.9%	88,116	4.0%	110,145	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company
Total Risk-Based Capital:	$253,074	12.2%	$165,460	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	231,333	9.8%	93,071	4.5%	N/A	N/A
Tier 1 Risk-Based Capital:	231,333	9.8%	124,095	6.0%	N/A	N/A
Tier 1 Leverage Capital:	231,333	8.7%	106,298	4.0%	N/A	N/A
Bank
Total Risk-Based Capital:	$248,301	11.9%	$167,391	8.0%	$209,238	10.0%
Common Equity Tier 1 Risk-Based Capital	225,561	10.8%	94,157	4.5%	136,005	6.5%
Tier 1 Risk-Based Capital:	225,561	10.8%	125,543	6.0%	167,391	8.0%
Tier 1 Leverage Capital:	225,561	8.4%	108,052	4.0%	135,064	5.0%

The Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FDIC and the Massachusetts Division of Banks.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)	December 31, 2025	December 31, 2024
Net unrealized loss on securities available for sale	$(16,113)	$(27,716)
Tax effect	3,565	6,147

Net (loss) gain on swaps	(391)	175
Tax effect	110	(49)
Accumulated other comprehensive loss	$(12,829)	$(21,443)

NOTE 14. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers a 401(k) Plan to employees. Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws. The Company makes 401(k) Plan matching contributions equal to 100% of the first 5% of an employee’s compensation contributed to the Plan. For the years ended December 31, 2025 and 2024, expense attributable to the 401(k) Plan amounted to $1.3 million and $1.0 million, respectively.

Director and Executive Retirement Plans

The Company has adopted retirement benefit plans for the benefit of all members of the Board of Directors of the Company and certain senior executives. Benefits are being accrued over the directors’ and executives’ required service periods. At December 31, 2025 and 2024, the Company has accrued $8.9 million and $7.6 million, respectively, related to these plans. For the years ended December 31, 2025 and December 31, 2024, expenses related to these plans amounted to $1.2 million and $211 thousand, respectively.

Incentive Compensation Plan

The Company has an Employee Bonus and Management Incentive Compensation Plan (the “Bonus Plan”) in which employees are eligible to participate. The Bonus Plan provides for awards based on a combination of Company and individual performance objectives being met subject to the approval of the Board of Directors. The amount charged to expense under the Bonus Plan amounted to $3.4 million and $3.6 million for the years ended December 31, 2025 and 2024, respectively.

Phantom Stock Plan

The Company maintained a Long-term Incentive Plan (the “Plan”) that was terminated in 2025. The Plan allowed for the awarding of phantom stock appreciation shares which increased in value based on the Company’s Tier 1 capital. Shares were granted at the discretion of the Board of Directors and vested over four years, with expenses recognized annually over the vesting period based on the increase in phantom share value as defined in the Plan. For the year ended December 31, 2025, expense related to this plan amounted to $1.1 million and included the cost to terminate this plan. For the year ended December 31, 2024, expense related to this plan amounted to $660 thousand.

Employee Stock Ownership Plan

As part of the Initial Public Offering ("IPO") completed on July 31, 2025, the Bank established a tax-qualified ESOP to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $16.1 million from the Company to purchase 1,606,100 common shares in the IPO. The loan is payable in annual installments over 20 years. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

The Company accounts for its ESOP in accordance with Accounting Standards Codification ("ASC") FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets.

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

For the year ended December 31, 2025, the Company recognized $1.1 million of compensation expense related to the ESOP. The following table presents share information held by the ESOP:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Allocated shares	—	—
Shares committed to be released	80,305	—
Unallocated shares	1,525,795	—
Total shares	1,606,100	—

Fair value of unallocated shares	$25,649	$—

NOTE 15. FAIR VALUE MEASUREMENTS

The Company determines the fair value of its instruments based on the requirements established in ASC Topic 820: Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value under U.S. GAAP and requires an entity to maximize the use of observable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Individually analyzed loans - Certain individually analyzed loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the ACL. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable Level 3 inputs for specific properties. The ACL calculated for the collateral-based individually analyzed loans outstanding at December 31, 2025 and December 31, 2024 was $805 thousand and $1.1 million, respectively.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data. Management has estimated fair values of loans held for sale using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$269,139	$—	$269,139
MSRs	—	3,033	—	3,033
Interest rate swaps	—	5,958	—	5,958
Total assets	$—	$278,130	$—	$278,130
Liabilities
Interest rate swaps	$—	$6,349	$—	$6,349
Total liabilities	$—	$6,349	$—	$6,349

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$265,933	$—	$265,933
MSRs	—	3,488	—	3,488
Interest rate swaps	—	7,667	—	7,667
Total assets	$—	$277,088	$—	$277,088

Liabilities
Interest rate swaps	$—	$7,492	$—	$7,492
Total liabilities	$—	$7,492	$—	$7,492

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at December 31, 2025 or December 31, 2024.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$6,873	$6,873
Loans held for sale	—	400	—	400
Total	$—	$400	$6,873	$7,273

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$375	$375
Loans held for sale	—	850	—	850
Total	$—	$850	$375	$1,225

There were no transfers between levels during the year ended December 31, 2025.

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments ("ASC 825"), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments as of the balance sheet dates were as follows:

	December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$145,454	$145,454	$145,454	$—	$—
Securities available for sale	269,139	269,139	—	269,139	—
Securities held to maturity	13,000	12,601	—	12,601	—
Federal Home Loan Bank stock	11,801	11,801	—	11,801	—
Loans, net	2,276,448	2,155,617	—	—	2,155,617
Loans held for sale	400	400	—	400	—
Accrued interest receivable	8,537	8,537	—	8,537	—
Bank-owned life insurance	36,660	36,660	—	36,660	—
MSRs	3,033	3,033	—	3,033	—
Financial liabilities:
Deposits, other than certificates of deposit	1,805,631	1,805,631	—	1,805,631	—
Certificates of deposit	322,652	322,172	—	322,172	—
Federal Home Loan Bank advances	260,000	260,687	—	260,687	—
Subordinated debt	27,815	25,242	—	25,242	—
Accrued interest payable	1,505	1,505	—	1,505	—

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$62,444	$62,444	$62,444	$—	$—
Securities available for sale	265,933	265,933	—	265,933	—
Securities held to maturity	16,747	16,630	—	16,630	—
Federal Home Loan Bank stock	14,729	14,729	—	14,729	—
Loans, net	2,176,459	2,002,458	—	—	2,002,458
Loans held for sale	850	850	—	850	—
Accrued interest receivable	8,897	8,897	—	8,897	—
Bank-owned life insurance	35,526	35,526	—	35,526	—
MSRs	3,488	3,488	—	3,488	—
Financial liabilities:
Deposits, other than certificates of deposit	1,676,272	1,676,272	—	1,676,272	—
Certificates of deposit	390,560	389,633	—	389,633	—
Federal Home Loan Bank advances	325,000	325,527	—	325,527	—
Subordinated debt	27,679	30,797	—	30,797	—
Accrued interest payable	1,697	1,697	—	1,697	—

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

MSRs – MSRs are accounted for at fair value using the amortized method. The Company obtains loan level valuations from independent third parties to determine the fair value of servicing rights. MSRs are considered Level 2.

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

NOTE 16. EARNINGS PER SHARE

Basic earnings per share ("EPS") represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the year ended December 31, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the year ended December 31, 2024 as the Company had no shares outstanding.

(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024
Net loss	$(3,289)	$—

Average number of common shares outstanding	20,076,250	—
Less: average unallocated ESOP shares	1,545,741	—
Average number of basic and diluted shares outstanding	18,530,509	—

Loss per common share:
Basic	$(0.18)	$—
Diluted	$(0.18)	$—

NOTE 17. Condensed Financial Information (Parent Company Only)

The following condensed financial statements are for Avidia Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
(In thousands)	2025	2024
Assets
Cash due from Avidia Bank	$75,970	$3,751
Securities	1,521	1,730
Investments in subsidiaries	325,520	216,092
Other assets	4,253	71
Total assets	$407,264	$221,644

Liabilities and Shareholders' Equity
Subordinated notes	$27,815	$27,679
Accrued expenses	455	138
Shareholders' equity	378,994	193,827
Total liabilities and shareholders' equity	$407,264	$221,644

Condensed Statements of Operations

	December 31,
(In thousands)	2025	2024
Income:
Dividends from subsidiaries	$—	$1,035
Net loss on sale of securities avaiable for sale	—	(87)
Other	107	133
Total income	107	1,081

Expense
Interest expense	1,373	1,260
Non-interest expense	10,110	189
Total expense	11,483	1,449

Loss before income taxes and equity in undistributed net income of subsidiary	(11,376)	(368)
Income tax benefit	(3,130)	(292)
Loss before equity in undistributed net income of subsidiary	(8,246)	(76)
Equity in undistributed net income of subsidiary	4,957	11,560
Net (loss) income	$(3,289)	$11,484

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(3,289)	$11,484
Adjustments to reconcile net (loss) income to net cash
used by operating activities:
Equity in undistributed net income of subsidiary	(4,957)	(11,560)
Increase in income tax receivable	(3,132)	297
Amortization of subordinated debt issuance costs	136	137
ESOP expense	1,076	—
Issuance of common shares donated to the Avidia Bank Charitable Foundation (1)	9,000	—
Other, net	(709)	(437)
Net cash used by operating activities	(1,875)	(79)
Cash flows from investing activities:
Securities available for sale
Maturities, principal payments, calls and sales	209	3,300
Capital contribution to Avidia Bank	(95,881)	—
Net cash (used) provided by investing activities	(95,672)	3,300
Cash flows from financing activities:
Net proceeds from stock offering and issuance of common shares	185,827	—
Purchase of common shares by the ESOP	(16,061)	—
Net cash provided by financing activities	169,766	—
Net change in cash and cash equivalents	72,219	3,221
Cash and due from banks at beginning of year	3,751	530
Cash and due from banks at end of year	$75,970	$3,751
(1)
Represents a non-cash common stock donation of 900 thousand shares at a fair value of $9.0 million to the Avidia Bank Charitable Foundation. The donation is included in charitable contribution expense as a non-interest expense in the consolidated statements of operations for the year ended December 31, 2025.