Form 10-Q
period 2026-03-31
Avidia Bancorp, Inc.
filed 2026-05-14
CIK 2058758

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

There were 20,076,250 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 13, 2026.

Avidia Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Avidia Bancorp, Inc.

March 31, 2026 (Unaudited) and December 31, 2025

Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$19,231	$15,903
Short-term investments	73,793	129,551
Total cash and cash equivalents	93,024	145,454

Securities available for sale, at fair value (amortized cost $313,386 in 2026 and $285,252 in 2025)	295,924	269,139
Securities held to maturity, at amortized cost (fair value $12,607 in 2026 and $12,601 in 2025)	13,000	13,000
Total securities	308,924	282,139

Federal Home Loan Bank stock, at cost	9,817	11,801

Loans held for sale	188	400

Total loans	2,284,555	2,298,466
Allowance for credit losses	(22,761)	(22,018)
Net loans	2,261,794	2,276,448

Premises and equipment, net	29,029	29,183
Bank-owned life insurance	46,929	36,660
Accrued interest receivable	8,683	8,537
Net deferred tax asset	10,584	13,134
Goodwill	11,936	11,936
Mortgage servicing rights	3,086	3,033
Other assets	23,423	18,365
Total assets	$2,807,417	$2,837,090
Liabilities:
Deposits	$2,146,160	$2,128,283
Federal Home Loan Bank advances	205,000	260,000
Subordinated debt	27,852	27,815
Accrued expenses and other liabilities	44,884	41,998
Total liabilities	2,423,896	2,458,096
Shareholders' equity:
Common stock, $0.01 par value, 120,000,000 shares authorized, 20,076,250 shares issued and outstanding in 2026 and 2025	201	201
Additional paid-in capital	195,057	194,899
Unallocated ESOP common stock	(15,057)	(15,258)
Retained earnings	216,973	211,981
Accumulated other comprehensive loss	(13,653)	(12,829)
Total shareholders' equity	383,521	378,994
Total liabilities and shareholders' equity	$2,807,417	$2,837,090

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2026	2025
Interest and dividend income:
Loans, including fees	$30,313	$28,183
Securities	2,544	2,651
Other	742	215
Total interest and dividend income	33,599	31,049
Interest expense:
Deposits	6,884	7,731
Federal Home Loan Bank advances	2,381	3,792
Subordinated debt	352	315
Total interest expense	9,617	11,838
Net interest income	23,982	19,211
Credit loss expense - loans	859	17,305
Credit loss expense - off-balance sheet credit exposures	230	311
Net interest income, after credit loss expense	22,893	1,595
Non-interest income:
Customer service fees	919	901
Net loss on sale of securities available for sale	—	(541)
Payment processing income	1,909	2,192
Income on bank-owned life insurance	269	279
Mortgage banking income	263	16
Investment commissions	356	350
Other	570	530
Total non-interest income	4,286	3,727
Non-interest expense:
Salaries and employee benefits	10,200	11,566
Occupancy and equipment	1,828	2,018
Data processing	2,890	3,378
Professional fees	1,108	661
Payment processing	367	1,043
Deposit insurance	343	632
Advertising	206	265
Telecommunications	99	92
Problem loan and foreclosed real estate, net	198	112
Other general and administrative	1,753	2,064
Total non-interest expense	18,992	21,831
Income (loss) before income tax expense (benefit)	8,187	(16,509)
Income tax expense (benefit)	2,191	(4,922)
Net income (loss)	$5,996	$(11,587)

Earnings per common share:
Basic	$0.32	N/A
Diluted	$0.32	N/A
Weighted average common shares outstanding:
Basic	18,557,370	N/A
Diluted	18,557,370	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net income (loss)	$5,996	$(11,587)
Other comprehensive income:
Securities available for sale
Unrealized holding (losses) gains arising during period	(1,349)	4,647
Reclassification adjustment for losses realized in income (1)	—	541
Cash flow hedge
Unrealized holding gain (loss)	313	(314)
Other comprehensive (loss) income, before tax	(1,036)	4,874
Deferred tax effect	212	(1,057)
Other comprehensive (loss) income	(824)	3,817
Comprehensive income (loss)	$5,172	$(7,770)

(1)
Amounts are included in net loss on sale of securities available for sale on the consolidated statements of operations. There were no reclassification adjustments for the three months ended March 31, 2026. The income tax benefit associated with the reclassification adjustment for the three months ended March 31, 2025 was $152 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(Dollars in thousands)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Unallocated ESOP Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	—	$—	$—	$—	$215,270	$(21,443)	$193,827
Net loss	—	—	—	—	(11,587)	—	(11,587)
Other comprehensive income	—	—	—	—	—	3,817	3,817
Balance at March 31, 2025	—	$—	$—	$—	$203,683	$(17,626)	$186,057

Balance at December 31, 2025	20,076,250	$201	$194,899	$(15,258)	$211,981	$(12,829)	$378,994
Net income	—	—	—	—	5,996	—	5,996
Other comprehensive loss	—	—	—	—	—	(824)	(824)
Dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	(1,004)	—	(1,004)
ESOP shares committed to be released	—	—	158	201	—	—	359
Balance at March 31, 2026	20,076,250	$201	$195,057	$(15,057)	$216,973	$(13,653)	$383,521

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,996	$(11,587)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization of premises and equipment	676	658
Credit loss expense - loans	859	17,305
Credit loss expense - off-balance sheet credit exposures	230	311
Net loss on sale of securities available for sale	—	541
Gain on sale of loans	(30)	(50)
(Gain) loss on premises and equipment	(3)	356
Net amortization of securities	(218)	(27)
Proceeds from sale of loans	1,127	1,474
Loans originated for sale	(885)	(1,285)
Amortization of right of use assets	116	118
Amortization of subordinated debt issuance costs	37	37
Increase in cash surrender value of bank-owned life insurance	(269)	(279)
Net change in accrued interest receivable	(146)	95
ESOP expense	359	—
Other, net	527	(9,894)
Net cash provided (used) by operating activities	8,376	(2,227)
Cash flows from investing activities:
Securities available for sale
Maturities, principal payments, calls and sales	15,808	23,324
Purchases	(43,725)	(14,663)
Redemption of Federal Home Loan Bank stock	1,984	2,131
Purchases of Federal Home Loan Bank stock	—	(2,131)
Net change in loans	13,888	(52,142)
Purchases of bank owned life insurance	(10,000)	—
Proceeds from sale of premises and equipment	18	—
Purchases of premises and equipment	(652)	(1,653)
Net cash used by investing activities	(22,679)	(45,134)

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from financing activities:
Net change in deposits	17,877	67,999
Net change in short-term Federal Home Loan Bank advances	(25,000)	—
Repayment of long-term Federal Home Loan Bank advances	(30,000)	—
Cash dividends declared and paid on common stock	(1,004)	—
Net cash (used) provided by financing activities	(38,127)	67,999
Net change in cash and cash equivalents	(52,430)	20,638
Cash and due from banks at beginning of year	145,454	62,444
Cash and due from banks at end of year	$93,024	$83,082
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$9,478	$11,586
Income taxes paid, net of refunds	71	418

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND CONVERSION

Avidia Bancorp, Inc. (the “Company”) is the bank holding company for Avidia Bank that was created upon the conversion of Assabet Valley Bancorp, the mutual holding company and sole stockholder of Avidia Bank (the "Bank"), from the mutual form of organization to the stock form of organization. The conversion was completed on July 31, 2025. Prior to July 31, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report at or for any period prior to July 31, 2025 relate to Assabet Valley Bancorp.

Conversion and Change in Corporate Form

Effective July 31, 2025, Assabet Valley Bancorp, the former mutual holding company of Avidia Bank and the predecessor to Avidia Bancorp, Inc., consummated its mutual to stock conversion and the Company consummated its related stock offering. In the offering, the Company sold 19,176,250 shares of common stock at a per share price of $10.00, including 1,606,100 shares of common stock purchased by the Bank's employee stock ownership plan, for net offering proceeds of approximately $185.8 million. Additionally, the Company donated $1.0 million of cash and 900,000 shares of common stock to the Avidia Bank Charitable Foundation (the "Foundation"). A total of 20,076,250 shares of common stock of the Company were issued and outstanding immediately after the donation to the Foundation. The purchase of the common stock by the ESOP was financed by a loan from the Company.

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

The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Avidia Bank (the “Bank”), and its subsidiaries, Hudson Security Corporation, Eli Whitney Securities Corporation and 42 Main Street Corporation. The Bank is a state-chartered savings bank that provides depository and loan products to individual and corporate customers primarily in the central Massachusetts region. Hudson Security Corporation and Eli Whitney Securities Corporation engage in the investment of securities. 42 Main Street Corporation was established to hold, manage, and sell the Bank’s foreclosed real estate property. All significant intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events through the date these consolidated financial statements were issued. On April 23, 2026, the Company's Board declared a cash dividend of $0.05 per common share, payable on or about May 28, 2026, to shareholders of record as of May 19, 2026. This dividend has been recorded in the Company's consolidated financial statements as of the declaration date. There were no other subsequent events that require recognition and/or disclosure in the consolidated financial statements.

In the opinion of management, the accompanying interim consolidated financial statements of the Company include all normal and recurring adjustments necessary for a fair presentation. Such adjustments are the only adjustments included in such financial statements. The results for any interim period are not necessarily indicative of results for the full year. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2025 audited consolidated financial statements, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Tax Credit Investments

The Company invests in qualified affordable housing projects through limited liability entities to obtain tax benefits and to contribute to its local community. The Company has elected to account for these investments using the proportional amortization method whereby the amortization of the investment in the limited liability entity is in proportion to the tax credits utilized each year and amortization is recognized in the consolidated statements of operations as a component of income tax expense (benefit). These investments are reported in other assets in the consolidated balance sheets in the amounts of $851 thousand and $911 thousand at March 31, 2026 and December 31, 2025, respectively.

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

Employee Stock Ownership Plan ("ESOP")

ESOP shares are shown as a reduction of shareholders' equity and are presented in the consolidated statements of changes in shareholders’ equity as unallocated ESOP common stock. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated ESOP common stock is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet. The employees of the Bank are the participants in the ESOP. Dividends paid on unallocated shares are used to repay the loan to the Company.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 3. RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, such as requiring the disclosure of specific categories in the rate reconciliation and the disaggregation of income tax expense and income taxes paid by federal, state, and foreign taxes. This ASU was adopted December 31, 2025, and it did not have a material impact on the Company’s consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU revises Topic 326 to simplify and improve the accounting for acquired financial assets. The update expands the application of the gross-up approach to include purchased seasoned loans, eliminating the complexity and inconsistency created by having separate models for purchased credit deteriorated ("PCD") and non-PCD assets. Under the new guidance, the initial allowance for credit losses is added to the amortized cost basis rather than recorded as a Day 1 provision expense. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU introduces clarifications to Topic 815 building on improvements from ASU 2017‑12, and addresses challenges arising from the global reference rate reform (i.e., the LIBOR transition). The new guidance aims to reduce complexity in applying hedge accounting to transactions tied to an entity’s risk management activities and promotes consistency in accounting for forecasted transactions, interest rate flexibility, and nonfinancial components. The update expands eligibility for hedge accounting by allowing groups of forecasted transactions with similar risk exposures, provides guidance for hedging interest payments on debt with selectable interest rate indexes, clarifies hedging of specified components of nonfinancial assets, and eases restrictions related to net written options and certain compound derivatives. It also resolves presentation mismatches for certain foreign currency hedging relationships. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and held to maturity, with gross unrealized gains and losses at the dates indicated:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$91,857	$83	$(4,995)	$86,945
Municipal securities	7,598	—	(527)	7,071
Mortgage-backed securities(1)	213,931	600	(12,623)	201,908
Total securities available for sale	$313,386	$683	$(18,145)	$295,924
Securities Held to Maturity
Corporate bonds	$500	$—	$(40)	$460
Subordinated debt securities	12,500	18	(371)	12,147
Total securities held to maturity	$13,000	$18	$(411)	$12,607

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$92,844	$157	$(4,810)	$88,191
Municipal securities	7,607	1	(458)	7,150
Mortgage-backed securities(1)	184,801	986	(11,989)	173,798
Total securities available for sale	$285,252	$1,144	$(17,257)	$269,139
Securities Held to Maturity
Corporate bonds	$500	$—	$(35)	$465
Subordinated debt securities	12,500	14	(378)	12,136
Total securities held to maturity	$13,000	$14	$(413)	$12,601

(1)
Mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

Management determined there was no allowance for credit losses ("ACL") required for securities available for sale and securities held to maturity as of March 31, 2026 or December 31, 2025.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2026 follows. Expected maturities will differ from contractual maturities because the issuers have, in certain instances, the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2026
Within 1 year	$9,991	$9,931	$1,000	$1,018
After 1 year through 5 years	70,937	67,495	2,000	1,972
After 5 years through 10 years	13,468	11,897	9,500	9,157
Over 10 years	5,059	4,693	500	460
Total securities with defined maturities	99,455	94,016	13,000	12,607
Mortgage-backed securities	213,931	201,908	—	—
Total	$313,386	$295,924	$13,000	$12,607

Investment securities with a carrying value of $92.8 million and $78.5 million were pledged as collateral at March 31, 2026 and December 31, 2025, respectively, for borrowings available through the Federal Reserve Bank of Boston discount window (see Note 8). Investment securities with a carrying value of $208.9 million and $188.7 million were pledged as collateral at March 31, 2026 and December 31, 2025, respectively, for borrowings available with the Federal Home Loan Bank (see Note 8).

During the three months ended March 31, 2026, there were no sales of securities available for sale. During the three months ended March 31, 2025, proceeds from sales of securities available for sale amounted to $7.9 million. During the three months ended March 31, 2026, there were no gross gains or losses. During the three months ended March 31, 2025, there were gross losses of $541 thousand and no gross gains.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes securities in an unrealized loss position for which an ACL has not been recorded. Information pertaining to securities with gross unrealized losses at March 31, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2026
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,995	$71,855	$4,995	$71,855
Municipal securities	16	3,006	511	4,065	527	7,071
Mortgage-backed securities	665	57,745	11,958	74,813	12,623	132,558
Total securities available for sale	$681	$60,751	$17,464	$150,733	$18,145	$211,484

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,810	$72,028	$4,810	$72,028
Municipal securities	—	—	458	5,149	458	5,149
Mortgage-backed securities	111	16,478	11,878	84,462	11,989	100,940
Total securities available for sale	$111	$16,478	$17,146	$161,639	$17,257	$178,117

The unrealized losses on the Company’s available for sale mortgage-backed securities (MBS) and debt securities have not been recognized into income because management does not intend to sell, nor does it anticipate that it will be required to sell, any of the available for sale securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in market interest rates and other market conditions, were not reflective of credit events, and the issuers continue to make timely principal and interest payments on the MBS and debt security instruments. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt and MBS are backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit risk. The Company’s unrealized losses from municipal bonds were due to changes in the market interest rate environment and not reflective of credit events. The issuers of these bonds are all Massachusetts based and have no history of credit losses. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investments. The Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the municipal bonds.

Held to maturity corporate bond and subordinated debt holdings are comprised of high credit quality financial institutions. High credit quality corporate bonds and subordinated debt obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of well capitalized and strong performing financial institutions. Accordingly, the Company determined that the expected credit loss on its held to maturity portfolio was immaterial, and therefore, an allowance was not carried on its held to maturity debt securities at March 31, 2026 and December 31, 2025.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of net loans as of March 31, 2026 and December 31, 2025 was as follows:

(In thousands)	March 31, 2026	December 31, 2025
Real estate loans
One to four family residential	$513,146	$518,225
Home equity and second mortgages	83,371	78,350
Commercial real estate	537,752	534,855
Commercial real estate multi-family	104,253	104,695
Construction & land	47,467	57,005
Total real estate loans	1,285,989	1,293,130
Commercial loans
Condominium associations	497,503	506,683
Other commercial & industrial	494,514	491,765
PPP loans	—	11
Total commercial loans	992,017	998,459
Consumer loans
Consumer	3,456	3,877
Total consumer loans	3,456	3,877
Total loans	2,281,462	2,295,466
Allowance for credit losses	(22,761)	(22,018)
Net deferred loan costs	3,093	3,000
Loans, net	$2,261,794	$2,276,448

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early,implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.The Company monitors and manages credit risk through the following governance structure: The Chief Credit Officer ("CCO") maintains the Credit Risk Rating System, which is comprised of 10 levels of risk, inclusive of 5 Criticized and Classified ratings that align with regulatory definitions of Special Mention, Substandard, Doubtful and Loss. The CCO or the Credit Manager reviews all recommended risk rating changes and controls the final assessment of risk rating. The Company maintains a Loan Review Policy which addresses internal and external review requirements and process, which is approved annually by the Board of Director’s Risk Committee and the Board of Directors. The CCO provides quarterly reporting and updates to the Risk Committee, including the presentation of the ACL calculation and balance.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of March 31, 2026 and December 31, 2025, the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

Other Commercial & Industrial: Loans in this segment are made to businesses and are generally secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets. Repayment is expected from the cash flows of the business. Loans in this segment also include business manager loans, which are actively followed borrowing base lines of credit, secured by accounts receivable that have been purchased from the bank’s customer with recourse. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables present the activity in the ACL by portfolio segment for the three months ended March 31, 2026 and 2025:

(In thousands)	Balance December 31, 2025	Credit loss expense / (reversal)	Loans charged-off	Recoveries	Balance March 31, 2026
Three Months Ended March 31, 2026
Real estate loans
One to four family residential	$3,437	$(65)	$—	$—	$3,372
Home equity and second mortgages	336	37	—	1	374
Commercial real estate	5,872	244	—	—	6,116
Commercial real estate multi-family	984	127	—	—	1,111
Construction & land	390	(41)	—	75	424
Total real estate loans	11,019	302	—	76	11,397
Commercial loans
Condominium associations	2,967	(112)	—	—	2,855
Other commercial & industrial	7,939	641	(177)	23	8,426
Total commercial loans	10,906	529	(177)	23	11,281
Consumer loans
Consumer	93	31	(44)	3	83
Credit cards	—	(3)	—	3	—
Total consumer loans	93	28	(44)	6	83
Total ACL on loans:	$22,018	$859	$(221)	$105	$22,761

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		March 31,
(In thousands)	2024	(reversal)	charged-off	Recoveries	2025
Three Months Ended March 31, 2025
Real estate loans
One to four family residential	$2,364	$(1)	$—	$—	$2,363
Home equity and second mortgages	189	2	—	1	192
Commercial real estate	7,522	414	—	10	7,946
Commercial real estate multi-family	326	(10)	—	—	316
Construction & land	586	16,605	(16,749)	—	442
Total real estate loans	10,987	17,010	(16,749)	11	11,259
Commercial loans
Condominium associations	2,839	(528)	—	—	2,311
Other commercial & industrial	7,889	704	(444)	15	8,164
PPP loans	—	2	—	—	2
Total commercial loans	10,728	178	(444)	15	10,477
Consumer loans
Consumer	26	121	(37)	2	112
Credit cards	—	(4)	—	5	1
Total consumer loans	26	117	(37)	7	113
Total ACL on loans:	$21,741	$17,305	$(17,230)	$33	$21,849

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Company's ACL on unfunded commitments is recognized as a liability and is included in accrued expenses and other liabilities on the consolidated balance sheets. The following table presents the activity in the ACL on unfunded commitments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Balance at beginning of period	$693	$998
Credit loss expense	230	311
Balance at end of period	$923	$1,309

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The risk ratings within the loan portfolio and current period charge-offs for the three months ended March 31, 2026, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
March 31, 2026
One to four family residential:
Risk Rating
Pass (Rated 1-5, M, P)	$14,920	$54,387	$32,240	$66,363	$128,992	$216,244	$—	$513,146
Total	$14,920	$54,387	$32,240	$66,363	$128,992	$216,244	$—	$513,146
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity and second mortgages:
Risk Rating
Pass (Rated 1-5, M, P)	$100	$152	$746	$1,387	$716	$2,062	$78,208	$83,371
Total	$100	$152	$746	$1,387	$716	$2,062	$78,208	$83,371
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$9,898	86,337	49,255	$22,630	$85,729	$243,297	$—	$497,146
Special Mention (6-7)	—	—	—	—	13,721	19,740	—	33,461
Substandard (8)	—	—	—	-	—	7,145	—	7,145
Total	$9,898	$86,337	$49,255	$22,630	$99,450	$270,182	$—	$537,752
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate multi-family:
Risk Rating
Pass (Rated 1-5, M, P)	$2,298	$25,438	$6,866	$9,543	$18,818	$41,290	$—	$104,253
Total	$2,298	$25,438	$6,866	$9,543	$18,818	$41,290	$—	$104,253
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$—	$10,595	$9,368	$1,646	$13,844	$276	$4,306	$40,035
Special Mention (6-7)	—	—	—	—	7,432	—	—	7,432
Total	$—	$10,595	$9,368	$1,646	$21,276	$276	$4,306	$47,467
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Condominium associations:
Risk Rating
Pass (Rated 1-5, M, P)	$395	$17,791	$8,800	$45,189	$234,028	$191,300	$—	$497,503
Total	$395	$17,791	$8,800	$45,189	$234,028	$191,300	$—	$497,503
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial & industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$13,225	$40,168	$49,816	$38,872	$45,965	$154,576	$108,240	$450,862
Special Mention (6-7)	—	—	—	—	1,082	8,375	11,992	21,449
Substandard (8)	—	12	—	—	—	4,061	13,361	17,434
Doubtful (9)	—	—	291	1,353	—	3,125	—	4,769
Total	$13,225	$40,180	$50,107	$40,225	$47,047	$170,137	$133,593	$494,514
Current period gross charge-off	$—	$—	$—	$—	$—	$128	$49	$177
Consumer:
Risk Rating
Pass (Rated 1-5, M, P)	$209	$534	$462	$743	$286	$1,133	$89	$3,456
Total	$209	$534	$462	$743	$286	$1,133	$89	$3,456
Current period gross charge-offs	$—	$—	$4	$—	$2	$37	$1	$44

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The risk ratings within the loan portfolio and current period charge-offs for the year ended December 31, 2025, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
December 31, 2025
One to four family residential:
Risk Rating
Pass (Rated 1-5, M, P)	$55,170	$38,384	$71,586	$131,680	$85,884	$135,521	$—	$518,225
Total	$55,170	$38,384	$71,586	$131,680	$85,884	$135,521	$—	$518,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity and second mortgages:
Risk Rating
Pass (Rated 1-5, M, P)	$196	$754	$1,407	$725	$141	$1,278	$73,849	$78,350
Total	$196	$754	$1,407	$725	$141	$1,278	$73,849	$78,350
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$86,362	51,376	23,474	$82,940	$85,395	$161,894	$—	$491,441
Special Mention (6-7)	—	—	—	17,115	855	17,551	—	35,521
Substandard (8)	—	—	—	248	1,519	6,126	—	7,893
Total	$86,362	$51,376	$23,474	$100,303	$87,769	$185,571	$—	$534,855
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate multi-family:
Risk Rating
Pass (Rated 1-5, M, P)	$25,422	$7,818	$9,922	$17,520	$15,533	$27,030	$—	$103,245
Special Mention (6-7)	—	—	—	1,450	—	—	—	1,450
Total	$25,422	$7,818	$9,922	$18,970	$15,533	$27,030	$—	$104,695
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$10,201	$9,290	$1,648	$13,848	$—	$280	$7,805	$43,072
Special Mention (6-7)	—	—	—	7,455	—	—	—	7,455
Substandard (8)	—	—	1,052	—	—	—	—	1,052
Doubtful (9)	—	—	5,426	—	—	—	—	5,426
Total	$10,201	$9,290	$8,126	$21,303	$—	$280	$7,805	$57,005
Current period gross charge-off	$—	$—	$19,202	$—	$—	$—	$—	$19,202
Condominium associations:
Risk Rating
Pass (Rated 1-5, M, P)	$16,793	$9,222	$46,244	$238,879	$85,208	$110,337	$—	$506,683
Total	$16,793	$9,222	$46,244	$238,879	$85,208	$110,337	$—	$506,683
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial & industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$40,885	$50,576	$39,909	$48,940	$47,271	$115,826	$103,447	$446,854
Special Mention (6-7)	—	—	—	1,117	5,759	3,744	28,190	38,810
Substandard (8)	12	—	—	—	—	787	452	1,251
Doubtful (9)	—	299	1,338	—	—	3,213	—	4,850
Total	$40,897	$50,875	$41,247	$50,057	$53,030	$123,570	$132,089	$491,765
Current period gross charge-off	$—	$280	$14	$468	$11	$1,535	$334	$2,642
PPP loans:
Risk Rating
Pass (Rated 1-5, M, P)	$—	$—	$—	$—	$11	$—	$—	$11
Total	$—	$—	$—	$—	$11	$—	$—	$11
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Risk Rating
Pass (Rated 1-5, M, P)	$733	$521	$912	$362	$77	$1,179	$93	$3,877
Total	$733	$521	$912	$362	$77	$1,179	$93	$3,877
Current period gross charge-offs	$—	$—	$—	$—	$—	$37	$1	$38

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Commercial loans include factored accounts receivable in the recorded amount of $2.2 million and $2.2 million at March 31, 2026 and December 31, 2025, respectively, which is gross of cash reserves. At March 31, 2026 and December 31, 2025, cash reserves established from purchase price adjustments in total were $480 thousand and $352 thousand, respectively. The aging status of these loans and underlying receivables is not presented in the delinquency and nonaccrual disclosure tables. The financing agreements permit the Company to create and maintain from the purchase price of funded receivables a cash reserve in an operating deposit account controlled by the Company. The amount of the cash reserve is determined based on the risk profile of the borrower and the aging of outstanding funded accounts receivable. The Company may require borrowers to repurchase any funded accounts receivable that remains unpaid following 120 days after its invoice date.

At March 31, 2026 and December 31, 2025, funded accounts receivable unpaid 120 days or more in total were $969 thousand and $1.2 million, respectively. There were no impairments at March 31, 2026 and December 31, 2025.

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates presented. There were no loans past due 90 days or more and still accruing as of March 31, 2026. As of December 31, 2025, there was one loan with a balance of $2 thousand past due 90 days or more and still accruing. The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025.

	March 31, 2026
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$325	$977
Commercial real estate	—	6,041
Other commercial & industrial	1,689	6,610
Total	$2,014	$13,628

	December 31, 2025
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$720	$720
Commercial real estate	—	6,126
Construction & land	6,478	6,478
Other commercial & industrial	1,776	6,884
Total	$8,974	$20,208

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following is an aging analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2026
One to four family residential	$513,146	$507,858	$4,453	$835	$5,288
Home equity and second mortgages	83,371	83,182	189	—	189
Commercial real estate	537,752	537,752	—	—	—
Commercial real estate multi-family	104,253	104,253	—	—	—
Construction & land	47,467	47,467	—	—	—
Condominium associations	497,503	497,503	—	—	—
Other commercial & industrial	494,514	489,470	4,638	406	5,044
Consumer	3,456	3,450	6	—	6
Total loans	$2,281,462	$2,270,935	$9,286	$1,241	$10,527

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2025
One to four family residential	$518,225	$514,916	$2,589	$720	$3,309
Home equity and second mortgages	78,350	77,953	397	—	397
Commercial real estate	534,855	534,855	—	—	—
Commercial real estate multi-family	104,695	104,695	—	—	—
Construction & land	57,005	50,527	—	6,478	6,478
Condominium associations	506,683	506,683	—	—	—
Other commercial & industrial	491,765	491,154	59	552	611
PPP loans	11	11	—	—	—
Consumer	3,877	3,818	57	2	59
Total loans	$2,295,466	$2,284,612	$3,102	$7,752	$10,854

For all loan segments, loans over 30 days contractually past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans by collateral type as of the balance sheet dates:

(In thousands)	Real Estate	All Business Assets	All Business Assets and Real Estate	Equipment	Accounts Receivable and Real Estate	Total
March 31, 2026
One to four family residential	$325	$—	$—	$—	$—	$325
Commercial real estate	6,041	—	—	—	—	6,041
Construction & land	—	—	—	—	—	—
Other commercial & industrial	—	55	1,389	56	224	1,724
Total	$6,366	$55	$1,389	$56	$224	$8,090

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	Real Estate	All Business Assets	All Business Assets and Real Estate	Accounts Receivable	Total
December 31, 2025
One to four family residential	$761	$—	$—	$—	$761
Commercial real estate	6,126	—	—	—	6,126
Construction & land	6,478	—	—	—	6,478
Other commercial & industrial	—	162	1,390	261	1,813
Total	$13,365	$162	$1,390	$261	$15,178

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

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For loans included in a "combination" column, multiple types of modifications have been made on the same loan within the current reporting period.

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026. The following tables present the amortized cost basis of loans as of March 31, 2025, that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, by class and by type of modification. Only segments displayed in the table below have modified loans; there were no other loans experiencing financial difficulty and modified. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Payment Delay	Percent of Loan Segment
Three Months Ended March 31, 2025
Commercial real estate	$1,853	0.36%
Other commercial and industrial	289	0.06
Total	$2,142	0.10%

The Company does not have any additional commitments to the borrowers included in the previous table. All modifications related to payment delays had minimal financial effect.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months as of March 31, 2026 and 2025.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2026
Other commercial & industrial	$4,390	$—	$—	$4,390
Total	$4,390	$—	$—	$4,390

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2025
One to four family residential	$399	$—	$2	$401
Total	$399	$—	$2	$401

There were no loans that had a payment default during the three months ended March 31, 2026, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty. The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty.

(In thousands)	Payment Delay	Total
Three Months Ended March 31, 2025
One to four family residential	$2	$2
Total:	$2	$2

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

At March 31, 2026, residential real estate loans in process of foreclosure totaled $434 thousand. At December 31, 2025, residential real estate loans in process of foreclosure totaled $153 thousand.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Servicing Rights

The Company has transferred a portion of its originated commercial mortgage loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2026 and December 31, 2025, the Company was servicing commercial and commercial mortgage loans for participants aggregating $119.9 million and $123.6 million, respectively.

Residential real estate mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans serviced for others were $258.9 million and $261.1 million at March 31, 2026 and December 31, 2025, respectively. Servicing fee income was $189 thousand for the three months ended March 31, 2026. Servicing fee income was $216 thousand for the three months ended March 31, 2025. Certain of these loans were sold with recourse provisions. At March 31, 2026, the related maximum contingent recourse liability was $894 thousand, which is not recorded in the consolidated financial statements.

The Company records mortgage servicing rights (“MSRs”) on residential real estate loans sold and serviced for others. The risks inherent in MSRs relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of servicing rights. Key assumptions and inputs used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At March 31, 2026, the following weighted average assumptions were used in the calculation of fair value of MSRs: prepayment speed 7.22% and discount rate 9.5% to 12.5%.

The following summarizes changes to MSRs:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance	$3,033	$3,488
Payoffs	(26)	(56)
Changes in fair value	79	(143)
Ending balance	$3,086	$3,289

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges: The Company is party to interest rate swaps to manage its exposure to interest rate changes. Interest rate swaps with notional amounts totaling $110.0 million and $135.0 million as of March 31, 2026 and December 31, 2025, respectively, were designated as cash flow hedges and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. Fair value of the contracts are reported on consolidated balance sheets as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Company presents derivative positions gross on the consolidated balance sheets. The following table reflects the derivatives recorded on the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$104,748	$5,791	$105,318	$5,958
Total included in other assets		$5,791		$5,958

Included in accrued expense and other liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$110,000	$78	$135,000	$391
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	104,748	5,791	105,318	5,958
Total included in accrued expense and other liabilities		$5,869		$6,349

NOTE 7. DEPOSITS

A summary of deposit balances, by type is as follows:

(In thousands)	March 31, 2026	December 31, 2025
NOW and demand	$1,122,200	$1,130,169
Money market	262,773	250,062
Regular and other savings	435,332	425,400
Total non-certificate accounts	1,820,305	1,805,631
Term certificate accounts of $250,000 and greater	153,645	152,589
Term certificate accounts less than $250,000	172,210	170,063
Term certificate accounts	325,855	322,652
Total deposits	$2,146,160	$2,128,283

As of March 31, 2026, the aggregate amount of deposits, excluding subsidiary deposits, that meet or exceed the FDIC insurance limit of $250 thousand was $863.5 million.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Scheduled maturities and weighted average rates of time deposits for the next five years were as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$275,602	3.45%	$270,313	3.51%
Over 1 year to 2 years	42,598	3.67	44,029	3.71
Over 2 years to 3 years	3,371	3.24	3,850	3.28
Over 3 years to 4 years	3,925	3.20	2,884	3.34
Over 4 years to 5 years	359	2.73	1,576	3.01
Total	$325,855	3.47%	$322,652	3.53%

All deposits are fully insured due to the additional insurance provided to Massachusetts member banks, such as the Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Company above FDIC limits.

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB of Boston advances consist of the following:

	March 31, 2026		December 31, 2025
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Within 1 year	$205,000	4.27%	$240,000	4.34%
Over 1 year to 2 years	—	—	20,000	4.15
Total FHLB advances	$205,000	4.27%	$260,000	4.33%

The Bank also has an available $500 thousand line-of-credit with the FHLB at an interest rate that adjusts daily. There were no advances outstanding under this line-of-credit at March 31, 2026 and December 31, 2025. All borrowings from the FHLB are secured by a blanket lien on the Company’s residential real estate loans and certain commercial real estate loans in accordance with the FHLB’s policy requirements for qualified collateral.

The Bank also has $25.0 million in available lines-of-credit with correspondent banks. There were no advances outstanding under these lines-of-credit at March 31, 2026 and December 31, 2025.

The Bank has agreements with the Federal Reserve Bank of Boston for borrowings at the discount window and through the borrower-in-custody program. The terms of these agreements call for the pledging of assets as security for all obligations of the Bank under these agreements (See Note 4). At March 31, 2026 and December 31, 2025, there were no borrowings outstanding under either agreement.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The subordinated debt is payable in full by June 2032; earlier prepayment is permitted after five years. Interest is paid semi-annually at a fixed rate of 4.50% until June 1, 2027 and thereafter the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR (provided, however, that in the event three-month SOFR is less than zero, three-month SOFR shall be deemed to be zero) plus 167 basis points. For both the three months ended March 31, 2026 and March 31, 2025, contractual interest expense on the subordinated debt amounted to $315 thousand. For both the three months ended March 31, 2026 and March 31, 2025, amortization of debt issuance costs was $37 thousand. The recorded balance of this debt, net of debt issuance costs, was $27.9 million and $27.8 million at March 31, 2026 and December 31, 2025, respectively.

NOTE 10. OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company has leases pertaining to bank premises and vehicles with remaining lease terms of 3 to 14 years, some of which include renewal or termination options to extend the lease. Most of the Company’s leases are classified as operating leases. Lease expense for the operating leases is recognized on a straight-line basis over the lease term. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated balance sheets:

(In thousands)		March 31, 2026	December 31, 2025
Lease right-of-use assets:
Operating leases	Premises and equipment, net	$5,047	$5,163
Finance leases	Premises and equipment, net	440	445
Total lease right-of-use assets		$5,487	$5,608

Lease liabilities:
Operating leases	Accrued expenses and other liabilities	$5,193	$5,297
Finance leases	Accrued expenses and other liabilities	387	397
Total lease liabilities		$5,580	$5,694

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

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	9.71	10.01
Finance leases	7.25	7.58

Weighted-average discount rate
Operating leases liabilities	6.47%	6.47%
Finance lease liabilities	4.00%	4.00%

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the components of lease expense for operating leases:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating lease expense:
Operating lease cost	$199	$202
Variable lease cost	7	6
Total lease cost, net	$206	$208

The following table presents the components of lease expense for finance leases:

	Three Months Ended March 31,
(In thousands)	2026	2025
Finance lease expense:
Amortization of right-of-use asset	$5	$5
Interest on lease liabilities	4	4
Total lease cost, net	$9	$9

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$186	$200
Operating cash flows from finance leases	10	9
Financing cash flows from finance leases	4	4

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2026 are as follows:

(In thousands)	Operating Leases	Finance Leases
2026	$564	$42
2027	765	57
2028	778	59
2029	765	60
2030	673	62
Thereafter	3,363	168
Total undiscounted lease payments	$6,908	$448
Less: imputed interest	1,715	61
Net lease liabilities	$5,193	$387

Employment Agreements

The Company has entered into employment agreements with certain executives. The agreements generally provide for specified minimum levels of annual compensation and benefits for a certain period of time. In addition, the agreements provide for specified lump sum payments and the continuation of benefits upon certain events of termination, as defined in the agreements.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

Off-balance-sheet financial instruments whose contract amounts represent credit risk include the following:

(In thousands)	March 31, 2026	December 31, 2025
Unadvanced lines of credit	$251,130	$258,739
Unadvanced construction loans	32,943	27,799
Residential mortgage loan commitments	4,258	3,976
Commercial and mortgage loan commitments	89,704	51,947
Standby letters of credit	4,128	4,726
Total	$382,163	$347,187

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

The regulations require minimum ratios of total capital, common equity Tier 1 capital and Tier 1 capital to risk-weighted assets and a minimum leverage ratio for all banking organizations as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At March 31, 2026, the Bank exceeded each of the applicable regulatory capital requirements including the capital conservation buffer.

As of March 31, 2026 and December 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum Total Risk-Based Capital, Common Equity Tier 1 Risk-based, Tier 1 Risk-based, and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Company
Total Risk-Based Capital:	$436,415	19.7%	$176,791	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	384,880	17.4	99,445	4.5	N/A	N/A
Tier 1 Risk-Based Capital:	384,880	17.4	132,593	6.0	N/A	N/A
Tier 1 Leverage Capital:	384,880	13.7	88,395	4.0	N/A	N/A
Bank
Total Risk-Based Capital:	$356,402	16.3%	$175,305	8.0%	$219,131	10.0%
Common Equity Tier 1 Risk-Based Capital	332,718	15.2	98,609	4.5	142,435	6.5
Tier 1 Risk-Based Capital:	332,718	15.2	131,479	6.0	175,305	8.0
Tier 1 Leverage Capital:	332,718	11.9	87,652	4.0	109,566	5.0

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company
Total Risk-Based Capital:	$430,414	19.7%	$175,124	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	379,888	17.4	98,507	4.5	N/A	N/A
Tier 1 Risk-Based Capital:	379,888	17.4	131,343	6.0	N/A	N/A
Tier 1 Leverage Capital:	379,888	13.8	87,562	4.0	N/A	N/A
Bank
Total Risk-Based Capital:	$349,160	15.9%	$176,232	8.0%	$220,290	10.0%
Common Equity Tier 1 Risk-Based Capital	326,448	14.8	99,130	4.5	143,188	6.5
Tier 1 Risk-Based Capital:	326,448	14.8	132,174	6.0	176,232	8.0
Tier 1 Leverage Capital:	326,448	11.9	88,116	4.0	110,145	5.0

The Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FDIC and the Massachusetts Division of Banks.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2026	December 31, 2025
Net unrealized loss on securities available for sale	$(17,462)	$(16,113)
Tax effect	3,865	3,565

Net loss on swaps	(78)	(391)
Tax effect	22	110
Accumulated other comprehensive loss	$(13,653)	$(12,829)

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 13. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers a 401(k) Plan to employees. Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws. The Company makes 401(k) Plan matching contributions equal to 100% of the first 5% of an employee’s compensation contributed to the Plan. For the three months ended March 31, 2026 and 2025, expense attributable to the 401(k) Plan amounted to $441 thousand and $475 thousand, respectively.

Director and Executive Retirement Plans

The Company has adopted retirement benefit plans for the benefit of all members of the Board of Trustees of the Company and certain senior executives. Benefits are being accrued over the directors’ and executives’ required service periods. At March 31, 2026 and December 31, 2025, the Company has accrued $9.1 million and $8.9 million, respectively, related to these plans. For the three months ended March 31, 2026 and 2025, expenses related to these plans amounted to $226 thousand and $552 thousand, respectively.

Incentive Compensation Plan

The Company has an Employee Bonus and Management Incentive Compensation Plan (the “Bonus Plan”) in which employees are eligible to participate. The Bonus Plan provides for awards based on a combination of Company and individual performance objectives being met subject to the approval of the Board of Directors. For the three months ended March 31, 2026 and 2025, the amount charged to expense under the Bonus Plan amounted to $1.2 million and $830 thousand, respectively.

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

The Company accounts for its ESOP in accordance with FASB Accounting Standards Codification ("ASC") 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets.

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

For the three months ended March 31, 2026, the Company recognized $359 thousand of compensation expense related to the ESOP. The following table presents share information held by the ESOP:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Allocated shares	80,305	—
Shares committed to be released	20,076	80,305
Unallocated shares	1,505,719	1,525,795
Total shares	1,606,100	1,606,100

Fair value of unallocated shares	$29,617	$25,649

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

MSRs – The Company accounts for MSRs at fair value. The Company obtains loan level valuations from independent third parties to determine the fair value of servicing rights. The Company classifies MSRs as recurring Level 2.

Interest rate swaps – The fair value of derivative arrangements is estimated by the Company using a third- party derivative valuation expert who relies on Level 2 inputs, namely interest cash flow models to determine a fair value by calculating a settlement termination value with the counterparty.

Individually analyzed loans - Certain individually analyzed loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

to current earnings, but rather as a component in determining the ACL. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable Level 3 inputs for specific properties. The ACL calculated for the collateral-based individually analyzed loans outstanding at March 31, 2026 and December 31, 2025 was $1.1 million and $805 thousand, respectively.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data. Management has estimated fair values of loans held for sale using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$295,924	$—	$295,924
MSRs	—	3,086	—	3,086
Interest rate swaps	—	5,791	—	5,791
Total assets	$—	$304,801	$—	$304,801

Liabilities
Interest rate swaps	$—	$5,869	$—	$5,869
Total liabilities	$—	$5,869	$—	$5,869

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$269,139	$—	$269,139
MSRs	—	3,033	—	3,033
Interest rate swaps	—	5,958	—	5,958
Total assets	$—	$278,130	$—	$278,130

Liabilities
Interest rate swaps	$—	$6,349	$—	$6,349
Total liabilities	$—	$6,349	$—	$6,349

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at March 31, 2026 or December 31, 2025.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$6,503	$6,503
Loans held for sale	—	188	—	188
Total	$—	$188	$6,503	$6,691

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$6,873	$6,873
Loans held for sale	—	400	—	400
Total	$—	$400	$6,873	$7,273

There were no transfers between levels during the three months ended March 31, 2026.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected but the assumptions used, including discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments as of the balance sheet dates were as follows:

	March 31, 2026
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$93,024	$93,024	$93,024	$—	$—
Securities available for sale	295,924	295,924	—	295,924	—
Securities held to maturity	13,000	12,607	—	12,607	—
Federal Home Loan Bank stock	9,817	9,817	—	9,817	—
Loans, net	2,261,794	2,163,816	—	—	2,163,816
Loans held for sale	188	188	—	188	—
Accrued interest receivable	8,683	8,683	—	8,683	—
Bank-owned life insurance	46,929	46,929	—	46,929	—
MSRs	3,086	3,086	—	3,086	—
Financial liabilities:
Deposits, other than certificates of deposit	1,820,305	1,820,305	—	1,820,305	—
Certificates of deposit	325,855	324,988	—	324,988	—
Federal Home Loan Bank advances	205,000	205,392	—	205,392	—
Subordinated debt	27,852	25,385	—	25,385	—
Accrued interest payable	1,643	1,643	—	1,643	—

	December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$145,454	$145,454	$145,454	$—	$—
Securities available for sale	269,139	269,139	—	269,139	—
Securities held to maturity	13,000	12,601	—	12,601	—
Federal Home Loan Bank stock	11,801	11,801	—	11,801	—
Loans, net	2,276,448	2,155,617	—	—	2,155,617
Loans held for sale	400	400	—	400	—
Accrued interest receivable	8,537	8,537	—	8,537	—
Bank-owned life insurance	36,660	36,660	—	36,660	—
MSRs	3,033	3,033	—	3,033	—
Financial liabilities:
Deposits, other than certificates of deposit	1,805,631	1,805,631	—	1,805,631	—
Certificates of deposit	322,652	322,172	—	322,172	—
Federal Home Loan Bank advances	260,000	260,687	—	260,687	—
Subordinated debt	27,815	25,242	—	25,242	—
Accrued interest payable	1,505	1,505	—	1,505	—

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

MSRs – MSRs are accounted for at fair value. The Company obtains loan level valuations from independent third parties to determine the fair value of servicing rights. MSRs are considered Level 2.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 15. EARNINGS PER SHARE

Basic earnings per share ("EPS") represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three months ended March 31, 2026, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three months ended March 31, 2025 as the Company had no shares outstanding.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2026
Net income	$5,996

Average number of common shares outstanding	20,076,250
Less: average unallocated ESOP shares	1,518,880
Average number of basic and diluted shares outstanding	18,557,370

Earnings per common share:
Basic	$0.32
Diluted	$0.32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements and related notes. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s annual report on Form 10-K for the fiscal year 2025, as filed with the Securities and Exchange Commission on March 27, 2026.

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

Securities Valuation and Allowance for Credit Loss. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

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

Goodwill. Goodwill is recognized when the fair value of consideration transferred in an acquisition is greater than the fair value of assets acquired and liabilities assumed. Goodwill has an indefinite useful life and is evaluated on at least an annual basis for potential impairment, and more often if circumstances warrant more frequent evaluations. An impairment loss is recognized to the extent that the carrying value exceeds fair value. Significant judgment and assumptions are utilized by management in the impairment analysis. Avidia Bank was created by a merger between Hudson Savings Bank and The Westborough Savings Bank in 2007. Goodwill of $11.9 million resulting from the merger is not amortized but is evaluated for impairment on an annual basis. Impairment of goodwill is recognized in earnings. As of March 31, 2026, no impairment has been recognized.

Mortgage Servicing Rights. Servicing rights are recognized as separate assets when rights are acquired through sale of financial assets and recorded at fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Changes in fair value are reported in mortgage banking income.

SELECTED FINANCIAL DATA

The following summary data is based in part on the Consolidated Financial Statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-Q. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or for the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Earnings Data:
Net interest income	$23,982	$19,211
Total non-interest income	4,286	3,727
Total non-interest expense	18,992	21,831
Credit loss expense	1,089	17,616
Income (loss) before income tax expense	8,187	(16,509)
Net income (loss)	5,996	(11,587)
Per-Share Data:
Earnings per share, basic	$0.32	N/A
Earnings per share, diluted	0.32	N/A
Book value per share	19.10	N/A
Tangible book value per share (non-GAAP)(1)	18.51	N/A
Performance Ratios:
Return on average assets (annualized)	0.86%	(1.71)%
Return on average equity (annualized)	6.36	(24.91)
Return on average tangible common equity (non-GAAP)(1)	6.57	(25.05)
Net interest margin(2)	3.61	3.04
Interest rate spread (3)	3.12	2.62
Yield on loans	5.37	5.16
Cost of deposits	1.31	1.50
Non-interest income as a percentage of average assets	0.62	0.56
Non-interest expense as a percentage of average assets	2.74	3.27
Efficiency ratio(4)	67.19	95.17
Total loans as a percentage of total deposits	106.45	104.60
Average interest-earning assets as a percentage of average interest-bearing liabilities	133.43	122.65
Balance Sheet, (end of period):
Total assets	$2,807,417	$2,706,631
Total earning assets	2,677,277	2,585,965
Total loans	2,284,555	2,233,033
Total deposits	2,146,160	2,134,831
Total shareholders' equity	383,521	186,057
Asset Quality:
Allowance for credit losses	$22,761	$21,849
Allowance for credit losses as a percentage of total loans	1.00%	0.98%
Allowance for credit losses as a percentage of nonperforming loans	167.02	183.98
Nonperforming loans as a percentage of total loans	0.60	0.53
Net (charge-offs) recoveries as a percentage of average loans (annualized)	(0.02)	(3.11)
Total nonperforming assets as a percentage of total assets	0.49	0.44
Capital Ratios:
Total shareholders' equity as a percentage of total assets	13.66%	6.87%
Tangible shareholders' equity as a percentage of tangible assets (non-GAAP)(1)	13.29	6.46
Total capital as a percentage of risk-weighted assets	19.75	11.43
Common equity tier 1 capital as a percentage of risk-weighted assets	17.42	9.03
Tier 1 capital as a percentage of average assets	13.74	7.10

(1) See reconciliation of non-GAAP financial measures.
(2) Represents net interest income as a percentage of average interest-earning assets.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4) Represents non-interest expenses divided by the sum of net interest income and noninterest income.

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

	As of
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Tangible shareholders' equity:
Total shareholders' equity (GAAP)	$383,521	$186,057
Less: Goodwill	11,936	11,936
Tangible shareholders' equity (non-GAAP)	$371,585	$174,121

Tangible assets:
Total assets (GAAP)	$2,807,417	$2,706,631
Less: Goodwill	11,936	11,936
Tangible assets (non-GAAP)	$2,795,481	$2,694,695

Average tangible shareholders' equity:
Average total shareholders' equity (GAAP)	$382,205	$196,924
Less: Average goodwill	11,936	11,936
Average tangible shareholders' equity (non-GAAP)	$370,269	$184,988

Shareholders' equity to assets (GAAP)	13.66%	6.87%
Tangible shareholders' equity to tangible assets (non-GAAP)	13.29%	6.46%
Return on average equity (GAAP)	6.36%	(24.91)%
Return on average tangible common equity (non-GAAP)	6.57%	(25.05)%

Common shares outstanding, including unallocated ESOP shares	20,076,250	N/A

Book value per common share (GAAP)	$19.10	N/A
Tangible book value per common share (non-GAAP)	$18.51	N/A

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Summary. Total assets were $2.81 billion at March 31, 2026, decreasing during the first quarter of 2026 by $30 million, or 1%, primarily due to the use of lower yielding short term investments to reduce higher cost borrowings.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $52 million, or 36%, to $93 million during the quarter due primarily to a $56 million decrease in short-term investments to $74 million. This reflected continued utilization of proceeds from the 2025 common stock offering to reduce FHLB borrowings and reinvest into securities and bank owned life insurance.

Total Securities. Total securities increased $27 million, or 9%, to $309 million during the quarter due primarily to a $27 million increase in securities available for sale to $296 million due to continued purchases of mortgage-backed securities and deployment of available cash.

Total Loans. Total loans decreased $14 million, or 1%, to $2.28 billion during the quarter, primarily due to a $9 million decrease in condominium association loans and seasonally lower construction loans, which decreased $10 million. Loan exposure related to non-medical office space at March 31, 2026 was $89 million or 4% of gross loans, including $71 million on non-owner-occupied properties.

Asset Quality. Nonaccruing loans decreased by $6.6 million to $13.6 million during the first quarter of 2026, measuring 0.60% of total loans at period-end due primarily to the successful workout of nonaccruing construction loans. Net loan charge-offs during the quarter were $116 thousand, or 0.02% of total loans.

The allowance for credit losses increased to $22.8 million at March 31, 2026, from $22.0 million at year-end 2025. The period-end ratio of the allowance to total loans measured 1.00% and the ratio to nonaccrual loans measured 167%.

Total Deposits. Deposits increased by $18 million, or 1%, to $2.15 billion at March 31, 2026, from $2.13 billion at year-end 2025. NOW account balances decreased by $37 million primarily due to fluctuations related to payment processing services and IOLTA accounts. All other deposit account categories increased, growing by 4% in aggregate due to the Company’s business activities during the quarter.

Borrowings. Federal Home Loan Bank advances decreased by $55 million, or 21%, to $205 million due primarily to the availability of cash on hand to reduce higher cost borrowings.

Total Shareholders’ Equity. Shareholders’ equity increased by $5 million, or 1%, to $384 million at period-end from $379 million at year-end 2025, primarily due to the benefit of first quarter net income of $6 million. Shareholders' equity to total assets was 13.7% as of March 31, 2026, and the non-GAAP measure of tangible equity to tangible assets was 13.3%.

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

	For the Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$111,776	$742	2.69%	$37,105	$215	2.35%
Securities	297,095	2,544	3.47	309,608	2,651	3.47
Loans	2,288,117	30,313	5.37	2,214,952	28,183	5.16
Total interest-earning assets	2,696,988	33,599	5.05	2,561,665	31,049	4.92
Noninterest-earning assets	115,557			105,220
Total assets	$2,812,545			$2,666,885
Interest-bearing liabilities:
NOW accounts	$742,711	993	0.54%	$690,014	813	0.48%
Money market accounts	260,035	776	1.21	260,430	842	1.31
Regular and other savings accounts	434,329	2,279	2.13	383,017	2,098	2.22
Certificates of deposit	324,646	2,836	3.54	387,556	3,978	4.16
Total interest-bearing deposits	1,761,721	6,884	1.58	1,721,017	7,731	1.82
Federal Home Loan Bank advances	231,724	2,381	4.17	339,814	3,792	4.53
Subordinated debt	27,828	352	5.13	27,691	315	4.61
Total interest-bearing liabilities	2,021,273	9,617	1.93	2,088,522	11,838	2.30
Noninterest-bearing demand deposits	369,871			336,000
Other noninterest-bearing liabilities	39,196			45,439
Total liabilities	2,430,340			2,469,961
Total capital	382,205			196,924
Total liabilities and capital	$2,812,545			$2,666,885
Net interest income		$23,982			$19,211
Net interest rate spread (1)			3.12%			2.62%
Net interest-earning assets (2)	$675,715			$473,143
Net interest margin (3)			3.61%			3.04%
Cost of deposits			1.31%			1.50%
Average interest-earning assets to interest-bearing liabilities			133.43%			122.65%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and March 31, 2025

Net Income/Loss. First quarter net income was $6.0 million in 2026 compared to a net loss of $11.6 million for the first quarter of 2025. The 2025 net loss was due to a $17.6 million credit loss expense primarily reflecting a charge-off related to one commercial loan. Excluding credit loss expense, pre-tax income increased year-over-year to $9.3 million from $1.1 million, primarily due to a $4.8 million increase in net interest income and a $2.8 million reduction in non-interest expense. The efficiency ratio improved year-over-year to 67.2% from 95.2%. In the most recent quarter, return on assets measured 0.86%, return on equity was 6.4%, and the non-GAAP measure of return on tangible common equity was 6.6%. Earnings per share in this period totaled $0.32.

Net Interest Income. First quarter net interest income increased year-over-year by $4.8 million, or 25%, to $24.0 million in 2026. Average interest-earning assets increased 5%, with the primary drivers being loans and short-term investments. The net interest margin increased 57 basis points year-over-year to 3.61% from 3.04%. This was primarily due to the decrease in the cost of interest-bearing liabilities to 1.93% from 2.30%, primarily reflecting reductions in higher cost certificates of deposit and borrowings. Funding levels and costs fell due to the $185 million, or 94%, increase in average equity following the initial public offering of stock on July 31, 2025. Stock offering proceeds funded both earning asset growth and reductions in higher cost funding sources. Results also benefited from ongoing business operations, which included an $87 million year-over-year increase in average lower cost transaction account deposits (consisting of NOW deposits and noninterest-bearing demand deposits). Additionally, loan production contributed to a 21 basis point year-over-year increase in the loan yield to 5.37% in the most recent quarter.

Credit Loss Expense. Based on management’s analysis of the adequacy of the allowance for credit losses, a first quarter credit loss expense of $1.1 million was recorded in 2026 and $17.6 million was recorded in 2025. The expense in 2025 was due to a construction and land loan charge-off, as previously disclosed.

Non-Interest Income. First quarter non-interest income increased year-over-year by $559 thousand, or 15%, to $4.3 million in 2026 due to a $541 thousand securities loss recorded in 2025 related to the Company’s exit from equity investment securities. A $247 thousand increase in mortgage banking income in 2026 was offset by a $283 thousand decrease in payment processing income.

Non-Interest Expense. First quarter non-interest expense decreased year-over-year by $2.8 million, or 13%, to $19.0 million in 2026, with decreases in most expense categories. Salary and employee benefits expense decreased by $1.4 million due primarily to expenses recorded in 2025 related to the termination of the long-term incentive program and adjustments to short-term incentive expense. Data processing expense decreased $488 thousand as online platform development costs were incurred in 2025. Payment processing expense decreased $676 thousand primarily due to the impact of lower activity and the sale of the direct merchant portfolio. Professional fees increased $447 thousand primarily due to the engagement in 2026 of a third-party to help implement a process improvement program.

Income Tax Expense. The Company recorded $2.2 million for income tax expense in the first quarter of 2026, resulting in a 27% effective tax rate. Due to the pre-tax loss in the first quarter of 2025, the Company recorded a $4.9 million income tax benefit in that period, which measured 30% of the pre-tax loss.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. The Company also actively utilizes borrowings in managing its liquidity and may access sources of liquidity, including brokered deposits and capital in the financial markets, depending on the Company’s financial condition and market conditions.

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

The table below shows current and unused liquidity capacity from various sources at the dates indicated:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Outstanding	Borrowing Capacity	Outstanding	Borrowing Capacity
Federal Home Loan Bank borrowings	$205,000	$702,427	$260,000	$683,395
Federal Reserve Bank of Boston	—	330,276	—	325,858
Lines of credit with correspondent banks	—	25,000	—	25,000
Subordinated debt	27,852	—	27,815	—
Brokered deposits	—	—	—	—
	$232,852	$1,057,703	$287,815	$1,034,253

Avidia Bancorp, Inc. is a separate legal entity from Avidia Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Avidia Bank. The amount of dividends that Avidia Bank may declare and pay to the Company is subject to regulation. At March 31, 2026, Avidia Bancorp, Inc. had liquid assets of $74.6 million on a stand-alone, unconsolidated basis.

Capital Resources. At March 31, 2026, Avidia Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization. For additional information, including tabular financial information regarding Avidia Bank’s capital levels relative to the requirements for well-capitalized status, see Note 11 of the notes to consolidated financial statements.

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

Interest Rate Derivatives. We employ various financial risk methodologies that limit, or “hedge,” the adverse effects of increasing or decreasing market interest rates on our investment or loan portfolio and short-term liabilities, such as Federal Home Loan Bank advances. At March 31, 2026, we had interest rate swaps related to Federal Home Loan Bank advances with a notional amount of $75 million and interest rate swaps related to investments of a notional amount of $35 million. We also engage in hedging strategies with respect to arrangements where our commercial banking customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. At March 31, 2026, we had interest rate swaps related to customer loans of a notional amount of $105 million. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. For additional information regarding these activities, see Note 6 in notes to consolidated financial statements.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

March 31, 2026
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$89,381	(12.0)%
300	92,654	(8.8)
200	95,846	(5.6)
100	98,888	(2.6)
Level	101,574	—
(100)	102,256	0.7
(200)	103,033	1.4
(300)	104,467	2.8

(1) Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at March 31, 2026, we would have experienced a 5.6% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.4% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors

December 31, 2025
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$88,346	(11.9)%
300	91,673	(8.6)
200	94,890	(5.4)
100	97,904	(2.4)
Level	100,308	—
(100)	100,783	0.5
(200)	100,897	0.6
(300)	101,472	1.2

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

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100. 200 or 300 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

March 31, 2026
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$546,341	$(87,506)	(13.8)%	22.3%	(108)
300	570,289	(63,558)	(10.0)	22.7	(68)
200	594,596	(39,251)	(6.2)	23.1	(31)
100	617,719	(16,128)	(2.5)	23.4	(3)
Level	633,847	—	—	23.4	—
(100)	635,725	1,878	0.3	22.9	(45)
(200)	625,959	(7,888)	(1.2)	22.1	(126)
(300)	605,252	(28,595)	(4.5)	21.0	(240)
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

The table above indicates that at March 31, 2026, we would have experienced a 6.2% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.2% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

December 31, 2025
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$497,076	$(102,665)	(17.1)%	20.4%	(169)
300	526,748	(72,993)	(12.2)	21.1	(106)
200	555,340	(44,401)	(7.4)	21.6	(52)
100	581,471	(18,270)	(3.0)	22.0	(12)
Level	599,741	—	—	22.1	—
(100)	603,285	3,544	0.6	21.7	(38)
(200)	593,442	(6,299)	(1.1)	20.9	(120)
(300)	570,171	(29,570)	(4.9)	19.7	(241)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting. During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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
101

The following materials for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

AVIDIA BANCORP, INC.

Date: May 14, 2026	/s/ Robert D. Cozzone
Robert D. Cozzone
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: May 14, 2026	/s/ Jonathan Nelson
Jonathan Nelson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)