Form 10-Q
period 2026-06-30
Avidia Bancorp, Inc.
filed 2026-08-13
CIK 2058758

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

There were 19,970,306 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 13, 2026.

Avidia Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Avidia Bancorp, Inc.

June 30, 2026 (Unaudited) and December 31, 2025

Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$19,171	$15,903
Short-term investments	51,303	129,551
Total cash and cash equivalents	70,474	145,454

Securities available for sale, at fair value (amortized cost $333,638 as of June 30, 2026 and $285,252 as of December 31, 2025)	315,091	269,139
Securities held to maturity, at amortized cost (fair value $12,222 as of June 30, 2026 and $12,601 as of December 31, 2025)	12,500	13,000
Total securities	327,591	282,139

Federal Home Loan Bank stock, at cost	8,051	11,801

Loans held for sale	—	400

Total loans	2,260,543	2,298,466
Allowance for credit losses	(23,926)	(22,018)
Net loans	2,236,617	2,276,448

Premises and equipment, net	29,153	29,183
Bank-owned life insurance	47,309	36,660
Accrued interest receivable	8,700	8,537
Net deferred tax asset	12,842	13,134
Goodwill	11,936	11,936
Mortgage servicing rights	3,168	3,033
Other assets	24,263	18,365
Total assets	$2,780,104	$2,837,090
Liabilities:
Deposits	$2,153,608	$2,128,283
Federal Home Loan Bank advances	160,000	260,000
Subordinated debt	27,877	27,815
Accrued expenses and other liabilities	49,083	41,998
Total liabilities	2,390,568	2,458,096
Shareholders' equity:
Common stock, $0.01 par value, 120,000,000 shares authorized, 20,076,250 shares issued and outstanding as of June 30, 2026 and December 31, 2025	201	201
Additional paid-in capital	195,228	194,899
Unallocated ESOP common stock	(14,857)	(15,258)
Retained earnings	223,138	211,981
Accumulated other comprehensive loss	(14,174)	(12,829)
Total shareholders' equity	389,536	378,994
Total liabilities and shareholders' equity	$2,780,104	$2,837,090

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$29,961	$28,883	$60,275	$57,067
Securities	2,877	2,555	5,421	5,206
Other	400	421	1,142	636
Total interest and dividend income	33,238	31,859	66,838	62,909
Interest expense:
Deposits	6,992	7,242	13,877	14,973
Federal Home Loan Bank advances	1,930	3,647	4,311	7,439
Subordinated debt	352	352	704	667
Total interest expense	9,274	11,241	18,892	23,079
Net interest income	23,964	20,618	47,946	39,830
Credit loss expense - loans	745	1,523	1,604	18,828
Credit loss expense (benefit) - off-balance sheet credit exposures	147	(452)	376	(141)
Total credit loss expense	892	1,071	1,980	18,687
Net interest income, after credit loss expense	23,072	19,547	45,966	21,143
Non-interest income:
Customer service fees	1,338	884	2,256	1,785
Net loss on sale of securities available for sale	—	(78)	—	(619)
Payments processing income	2,592	2,079	4,501	4,271
Income on bank-owned life insurance	379	289	648	568
Mortgage banking income	287	162	550	178
Investment commissions	359	312	715	662
Other	947	1,598	1,518	2,129
Total non-interest income	5,902	5,246	10,188	8,974
Non-interest expense:
Salaries and employee benefits	9,963	8,909	20,163	20,475
Occupancy and equipment	1,440	2,042	3,267	4,060
Data processing	3,042	2,994	5,933	6,372
Professional fees	1,516	1,088	2,624	1,749
Payments processing	452	932	819	1,975
Deposit insurance	302	780	645	1,412
Advertising	424	310	630	575
Telecommunications	75	96	175	188
Problem loan and foreclosed real estate, net	179	194	377	306
Other general and administrative	2,108	2,418	3,862	4,484
Total non-interest expense	19,501	19,763	38,495	41,596
Income (loss) before income tax expense (benefit)	9,473	5,030	17,659	(11,479)
Income tax expense (benefit)	2,303	1,158	4,494	(3,764)
Net income (loss)	$7,170	$3,872	$13,165	$(7,715)

Earnings per common share:
Basic	$0.39	N/A	$0.71	NA
Diluted	$0.39	N/A	$0.71	NA
Weighted average common shares outstanding:
Basic	18,577,444	N/A	18,567,462	NA
Diluted	18,577,444	N/A	18,567,462	NA

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$7,170	$3,872	$13,165	$(7,715)
Other comprehensive income:
Securities available for sale
Unrealized holding (losses) gains arising during period	(1,084)	1,995	(2,433)	6,642
Reclassification adjustment for losses realized in income (1)	—	78	—	619
Cash flow hedge
Unrealized holding gain (loss)	454	(160)	768	(474)
Other comprehensive (loss) income, before tax	(630)	1,913	(1,665)	6,787
Deferred tax effect	109	(416)	320	(1,473)
Other comprehensive (loss) income	(521)	1,497	(1,345)	5,314
Comprehensive income (loss)	$6,649	$5,369	$11,820	$(2,401)

(1)
Amounts are included in net loss on sale of securities available for sale on the consolidated statements of operations. There were no reclassification adjustments for the three and six months ended June 30, 2026. The income tax benefit associated with the reclassification adjustment for the three and six months ended June 30, 2025 was $22 thousand and $174 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Unallocated ESOP Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	—	$—	$—	$—	$203,683	$(17,626)	$186,057
Net income	—	—	—	—	3,872	—	3,872
Other comprehensive income	—	—	—	—	—	1,497	1,497
Balance at June 30, 2025	—	$—	$—	$—	$207,555	$(16,129)	$191,426

Balance at March 31, 2026	20,076,250	$201	$195,057	$(15,057)	$216,973	$(13,653)	$383,521
Net income	—	—	—	—	7,170	—	7,170
Other comprehensive loss	—	—	—	—	—	(521)	(521)
Dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	(1,005)	—	(1,005)
ESOP shares committed to be released	—	—	171	200	—	—	371
Balance at June 30, 2026	20,076,250	$201	$195,228	$(14,857)	$223,138	$(14,174)	$389,536

(Dollars in thousands)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Unallocated ESOP Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	—	$—	$—	$—	$215,270	$(21,443)	$193,827
Net loss	—	—	—	—	(7,715)	—	(7,715)
Other comprehensive income	—	—	—	—	—	5,314	5,314
Balance at June 30, 2025	—	$—	$—	$—	$207,555	$(16,129)	$191,426

Balance at December 31, 2025	20,076,250	$201	$194,899	$(15,258)	$211,981	$(12,829)	$378,994
Net income	—	—	—	—	13,165	-	13,165
Other comprehensive loss	—	—	—	—	—	(1,345)	(1,345)
Dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	(2,008)	—	(2,008)
ESOP shares committed to be released	—	—	329	401	—	—	730
Balance at June 30, 2026	20,076,250	$201	$195,228	$(14,857)	$223,138	$(14,174)	$389,536

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$13,165	$(7,715)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization of premises and equipment	1,341	1,276
Credit loss expense - loans	1,604	18,828
Credit loss expense (benefit) - off-balance sheet credit exposures	376	(141)
Deferred income tax benefit	(2,149)	—
Net loss on sale of securities available for sale	—	619
Gain on sale of loans	(59)	(79)
(Gain) loss on premises and equipment	(3)	356
Net amortization of securities	(522)	(100)
Proceeds from sale of loans	2,284	1,916
Loans originated for sale	(1,825)	(987)
Amortization of right of use assets	232	233
Amortization of subordinated debt issuance costs	62	59
Increase in cash surrender value of bank-owned life insurance	(649)	(568)
Decrease (increase) in income tax receivable	2,498	(5,728)
Net change in accrued interest receivable	(163)	(25)
ESOP expense	730	—
Other, net	1,544	(12,512)
Net cash provided (used) by operating activities	18,466	(4,568)
Cash flows from investing activities:
Securities available for sale
Maturities, principal payments, calls and sales	26,327	38,529
Purchases	(74,191)	(32,103)
Securities held to maturity
Maturities, principal payments, calls and sales	3,500	—
Purchases	(3,000)	—
Redemption of Federal Home Loan Bank stock	4,977	7,452
Purchases of Federal Home Loan Bank stock	(1,227)	(4,806)
Net change in loans	38,391	(67,172)
Purchases of bank owned life insurance	(10,000)	—
Proceeds from sale of premises and equipment	18	156
Purchases of premises and equipment	(1,558)	(2,620)
Net cash used by investing activities	(16,763)	(60,564)

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from financing activities:
Net change in deposits	25,325	376,274
Net change in short-term Federal Home Loan Bank advances	(50,000)	(15,000)
Repayment of long-term Federal Home Loan Bank advances	(50,000)	(50,000)
Cash dividends declared and paid on common stock	(2,008)	—
Net cash (used) provided by financing activities	(76,683)	311,274
Net change in cash and cash equivalents	(74,980)	246,142
Cash and due from banks at beginning of year	145,454	62,444
Cash and due from banks at end of year	$70,474	$308,586
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$19,335	$23,489
Income taxes paid, net of refunds	4,031	2,061

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND CONVERSION

Avidia Bancorp, Inc. (the “Company”) is the bank holding company for Avidia Bank that was created upon the conversion of Assabet Valley Bancorp, the former mutual holding company and sole stockholder of Avidia Bank (the "Bank"), from the mutual form of organization to the stock form of organization. The conversion was completed on July 31, 2025. Prior to July 31, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report at or for any period prior to July 31, 2025 relate to Assabet Valley Bancorp.

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

The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Avidia Bank, and its subsidiaries, Hudson Security Corporation, Eli Whitney Securities Corporation and 42 Main Street Corporation. The Bank is a state-chartered savings bank that provides depository and loan products to individual and corporate customers primarily in the central Massachusetts region. Hudson Security Corporation and Eli Whitney Securities Corporation engage in the investment of securities. 42 Main Street Corporation was established to hold, manage, and sell

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

the Bank’s foreclosed real estate property. All significant intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events through the date these consolidated financial statements were issued. On July 24, 2026, the Company's Board declared a cash dividend of $0.06 per common share, payable on or about August 27, 2026, to stockholders of record as of August 18, 2026. This dividend has been recorded in the Company's consolidated financial statements as of the declaration date. On August 4, 2026, the Company announced that the Board of Directors has authorized a stock buyback plan, under which the Company may repurchase up to $30 million in value of its common stock. Repurchases may be made from time to time on the open market, in privately negotiated transactions, and through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market conditions, and the Company's capital position. The stock buyback plan is scheduled to expire on July 31, 2027 and may be modified, suspended, or discontinued without prior notice at any time. There were no other subsequent events that require recognition and/or disclosure in the consolidated financial statements.

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

Reclassification

Certain items in prior consolidated financial statements have been reclassified to conform to the current presentation.

Tax Credit Investments

The Company invests in qualified affordable housing projects through limited liability entities to obtain tax benefits and to contribute to its local community. The Company has elected to account for these investments using the proportional amortization method whereby the amortization of the investment in the limited liability entity is in proportion to the tax credits utilized each year and amortization is recognized in the consolidated statements of operations as a component of income tax expense (benefit). These investments are reported in other assets in the consolidated balance sheets in the amounts of $791 thousand and $911 thousand at June 30, 2026 and December 31, 2025, respectively.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

Employee Stock Ownership Plan ("ESOP")

ESOP shares are shown as a reduction of stockholders' equity and are presented in the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as unallocated ESOP common stock. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated ESOP common stock is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet. The employees of the Bank are the participants in the ESOP. Dividends paid on unallocated shares are used to repay the loan to the Company.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

NOTE 4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and held to maturity, with gross unrealized gains and losses at the dates indicated:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$89,867	$17	$(5,120)	$84,764
Municipal securities	7,588	—	(484)	7,104
Mortgage-backed securities(1)	236,183	385	(13,345)	223,223
Total securities available for sale	$333,638	$402	$(18,949)	$315,091
Securities Held to Maturity
Corporate bonds	$500	$—	$(41)	$459
Subordinated debt securities	12,000	8	(245)	11,763
Total securities held to maturity	$12,500	$8	$(286)	$12,222

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$92,844	$157	$(4,810)	$88,191
Municipal securities	7,607	1	(458)	7,150
Mortgage-backed securities(1)	184,801	986	(11,989)	173,798
Total securities available for sale	$285,252	$1,144	$(17,257)	$269,139
Securities Held to Maturity
Corporate bonds	$500	$—	$(35)	$465
Subordinated debt securities	12,500	14	(378)	12,136
Total securities held to maturity	$13,000	$14	$(413)	$12,601

(1)
Mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Management determined there was no allowance for credit losses ("ACL") required for securities available for sale and securities held to maturity as of June 30, 2026 or December 31, 2025.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2026 follows. Expected maturities will differ from contractual maturities because the issuers have, in certain instances, the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2026
Within 1 year	$12,232	$12,093	$1,000	$1,008
After 1 year through 5 years	68,203	64,557	3,000	2,967
After 5 years through 10 years	12,988	11,503	5,000	4,788
Over 10 years	4,032	3,715	3,500	3,459
Total securities with defined maturities	97,455	91,868	12,500	12,222
Mortgage-backed securities	236,183	223,223	—	—
Total	$333,638	$315,091	$12,500	$12,222

Investment securities with a carrying value of $92.1 million and $78.5 million were pledged as collateral at June 30, 2026 and December 31, 2025, respectively, for borrowings available through the Federal Reserve Bank of Boston discount window (see Note 8). Investment securities with a carrying value of $229.9 million and $188.7 million were pledged as collateral at June 30, 2026 and December 31, 2025, respectively, for borrowings available with the Federal Home Loan Bank (see Note 8).

During the three and six months ended June 30, 2026, there were no sales of securities available for sale. During the three and six months ended June 30, 2025, proceeds from sales of securities available for sale amounted to $400 thousand and $8.3 million, respectively. During the three and six months ended June 30, 2026, there were no gross gains or losses. During the three months ended June 30, 2025, there were gross losses of $78 thousand and no gross gains. During the six months ended June 30, 2025 there were gross losses of $619 thousand and no gross gains.

The following table summarizes securities in an unrealized loss position for which an ACL has not been recorded. Information pertaining to securities with gross unrealized losses at June 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2026
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$160	$3,570	$4,960	$67,172	$5,120	$70,742
Municipal securities	9	1,010	475	4,094	484	5,104
Mortgage-backed securities	1,238	103,020	12,107	72,477	13,345	175,497
Total securities available for sale	$1,407	$107,600	$17,542	$143,743	$18,949	$251,343

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,810	$72,028	$4,810	$72,028
Municipal securities	—	—	458	5,149	458	5,149
Mortgage-backed securities	111	16,478	11,878	84,462	11,989	100,940
Total securities available for sale	$111	$16,478	$17,146	$161,639	$17,257	$178,117

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

Held to maturity corporate bond and subordinated debt holdings are comprised of high credit quality financial institutions. High credit quality corporate bonds and subordinated debt obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of well capitalized and strong performing financial institutions. Accordingly, the Company determined that the expected credit loss on its held to maturity portfolio was immaterial, and therefore, an allowance was not carried on its held to maturity debt securities at June 30, 2026 and December 31, 2025.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of net loans as of June 30, 2026 and December 31, 2025 was as follows:

(In thousands)	June 30, 2026	December 31, 2025
Real estate loans
One to four family residential	$517,975	$518,225
Home equity and second mortgages	82,886	78,350
Commercial real estate	540,209	534,855
Commercial real estate multi-family	103,477	104,695
Construction & land	45,928	57,005
Total real estate loans	1,290,475	1,293,130
Commercial loans
Condominium associations	494,331	506,683
Other commercial & industrial	469,491	491,765
PPP loans	—	11
Total commercial loans	963,822	998,459
Consumer loans
Consumer	3,082	3,877
Total consumer loans	3,082	3,877
Total loans	2,257,379	2,295,466
Allowance for credit losses	(23,926)	(22,018)
Net deferred loan costs	3,164	3,000
Loans, net	$2,236,617	$2,276,448

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

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of June 30, 2026 and December 31, 2025, the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

Condominium Associations: Loans in this segment are secured by the assignment of association fees and dues paid by the individual condominium unit owners. The funds are typically used for major improvements and repairs to the structures, landscape and parking lots or garages, and are repaid over 5 to 30 years. This portfolio has experienced almost no delinquency, with no nonaccruals or charge-offs since the Company has entered this niche. Credit quality would be affected if there is a significant population decline locally or regionally.

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

The following tables present the activity in the ACL by portfolio segment for the three months ended June 30, 2026 and 2025:

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	Balance March 31, 2026	Credit loss expense / (reversal)	Loans charged-off	Recoveries	Balance June 30, 2026
Three Months Ended June 30, 2026
Real estate loans
One to four family residential	$3,372	$24	$—	$—	$3,396
Home equity and second mortgages	374	(6)	—	1	369
Commercial real estate	6,116	857	—	—	6,973
Commercial real estate multi-family	1,111	(9)	—	—	1,102
Construction & land	424	(499)	—	479	404
Total real estate loans	11,397	367	—	480	12,244
Commercial loans
Condominium associations	2,855	(46)	—	—	2,809
Other commercial & industrial	8,426	441	(75)	7	8,799
Total commercial loans	11,281	395	(75)	7	11,608
Consumer loans
Consumer	83	(14)	—	5	74
Credit cards	—	(3)	—	3	—
Total consumer loans	83	(17)	—	8	74
Total ACL on loans:	$22,761	$745	$(75)	$495	$23,926

	Balance	Credit loss			Balance
	March 31,	expense /	Loans		June 30,
(In thousands)	2025	(reversal)	charged-off	Recoveries	2025
Three Months Ended June 30, 2025
Real estate loans
One to four family residential	$2,363	$262	$—	$—	$2,625
Home equity and second mortgages	192	17	—	1	210
Commercial real estate	7,946	(230)	—	25	7,741
Commercial real estate multi-family	316	3	—	—	319
Construction & land	442	1,117	—	—	1,559
Total real estate loans	11,259	1,169	—	26	12,454
Commercial loans
Condominium associations	2,311	(10)	—	—	2,301
Other commercial & industrial	8,164	376	(18)	38	8,560
PPP loans	2	(1)	—	—	1
Total commercial loans	10,477	365	(18)	38	10,862
Consumer loans
Consumer	112	(7)	—	4	109
Credit cards	1	(4)	—	3	—
Total consumer loans	113	(11)	—	7	109
Total ACL on loans:	$21,849	$1,523	$(18)	$71	$23,425

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables present the activity in the ACL by portfolio segment for the six months ended June 30, 2026 and 2025:

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		June 30,
(In thousands)	2025	(reversal)	charged-off	Recoveries	2026
Six Months Ended June 30, 2026
Real estate loans
One to four family residential	$3,437	$(41)	$—	$—	$3,396
Home equity and second mortgages	336	31	—	2	369
Commercial real estate	5,872	1,101	—	—	6,973
Commercial real estate multi-family	984	118	—	—	1,102
Construction & land	390	(540)	—	554	404
Total real estate loans	11,019	669	—	556	12,244
Commercial loans
Condominium associations	2,967	(158)	—	—	2,809
Other commercial & industrial	7,939	1,082	(252)	30	8,799
Total commercial loans	10,906	924	(252)	30	11,608
Consumer loans
Consumer	93	17	(44)	8	74
Credit cards	—	(6)	—	6	—
Total consumer loans	93	11	(44)	14	74
Total ACL on loans:	$22,018	$1,604	$(296)	$600	$23,926

(In thousands)	Balance December 31, 2024	Credit loss expense / (reversal)	Loans charged-off	Recoveries	Balance June 30,2025
Six Months Ended June 30, 2025
Real estate loans
One to four family residential	$2,364	$261	$—	$—	$2,625
Home equity and second mortgages	189	19	—	2	210
Commercial real estate	7,522	184	—	35	7,741
Commercial real estate multi-family	326	(7)	—	—	319
Construction & land	586	17,722	(16,749)	—	1,559
Total real estate loans	10,987	18,179	(16,749)	37	12,454
Commercial loans
Condominium associations	2,839	(538)	—	—	2,301
Other commercial & industrial	7,889	1,080	(462)	53	8,560
PPP loans	—	1	—	—	1
Total commercial loans	10,728	543	(462)	53	10,862
Consumer loans
Consumer	26	114	(38)	7	109
Credit cards	—	(8)	—	8	—
Total consumer loans	26	106	(38)	15	109
Total ACL on loans:	$21,741	$18,828	$(17,249)	$105	$23,425

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company's estimated reserve for unfunded commitments amounted to $1.1 million and $693 thousand at June 30, 2026 and December 31, 2025 respectively. The Company's ACL on unfunded commitments is recognized as a liability and is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The risk ratings within the loan portfolio and current period charge-offs for the six months ended June 30, 2026, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
June 30, 2026
One to four family residential:
Risk Rating
Pass (Rated 1-5, M, P)	$38,957	$52,947	$27,086	$63,470	$126,762	$208,753	$—	$517,975
Total	$38,957	$52,947	$27,086	$63,470	$126,762	$208,753	$—	$517,975
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity and second mortgages:
Risk Rating
Pass (Rated 1-5, M, P)	$392	$134	$737	$1,354	$1,076	$2,377	$76,816	$82,886
Total	$392	$134	$737	$1,354	$1,076	$2,377	$76,816	$82,886
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$26,417	86,576	49,009	$20,421	$84,644	$240,282	$—	$507,349
Special Mention (6-7)	—	—	—	—	13,613	12,213	—	25,826
Substandard (8)	—	—	—	—	—	7,034	—	7,034
Total	$26,417	$86,576	$49,009	$20,421	$98,257	$259,529	$—	$540,209
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate multi-family:
Risk Rating
Pass (Rated 1-5, M, P)	$4,529	$25,532	$6,835	$9,478	$18,672	$38,431	$—	$103,477
Total	$4,529	$25,532	$6,835	$9,478	$18,672	$38,431	$—	$103,477
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$1,043	$10,715	$9,386	$320	$13,840	$273	$2,948	$38,525
Special Mention (6-7)	—	—	—	—	7,403	—	—	7,403
Total	$1,043	$10,715	$9,386	$320	$21,243	$273	$2,948	$45,928
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Condominium associations:
Risk Rating
Pass (Rated 1-5, M, P)	$11,452	$19,310	$8,723	$37,382	$230,674	$186,790	$—	$494,331
Total	$11,452	$19,310	$8,723	$37,382	$230,674	$186,790	$—	$494,331
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial & industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$20,814	$39,153	$42,893	$37,410	$44,036	$144,844	$102,235	$431,385
Special Mention (6-7)	532	—	—	—	12	8,089	3,309	11,942
Substandard (8)	—	4,312	—	—	—	3,871	13,103	21,286
Doubtful (9)	—	—	449	1,355	—	3,074	—	4,878
Total	$21,346	$43,465	$43,342	$38,765	$44,048	$159,878	$118,647	$469,491
Current period gross charge-off	$—	$—	$57	$—	$—	$146	$49	$252
Consumer:
Risk Rating
Pass (Rated 1-5, M, P)	$350	$437	$398	$572	$226	$1,009	$90	$3,082
Total	$350	$437	$398	$572	$226	$1,009	$90	$3,082
Current period gross charge-offs	$—	$—	$3	$—	$2	$39	$—	$44

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Commercial loans include factored accounts receivable in the recorded amount of $3.5 million and $2.2 million at June 30, 2026 and December 31, 2025, respectively, which is gross of cash reserves. At June 30, 2026 and December 31, 2025, cash reserves established from purchase price adjustments in total were $497 thousand and $352 thousand, respectively. The aging status of these loans and underlying receivables is not presented in the delinquency and nonaccrual disclosure tables. The financing agreements permit the Company to create and maintain from the purchase price of funded receivables a cash reserve in an operating deposit account controlled by the Company. The amount of the cash reserve is determined based on the risk profile of the borrower and the aging of outstanding funded accounts receivable. The Company may require borrowers to repurchase any funded accounts receivable that remains unpaid following 120 days after its invoice date.

At June 30, 2026 and December 31, 2025, funded accounts receivable unpaid 120 days or more in total were $1.3 million and $1.2 million, respectively. The Company recorded a specific reserve on these accounts. As of June 30, 2026, the allowance for credit losses related to these accounts was $159 thousand. There were no impairments as of December 31, 2025.

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates presented. There were no loans past due 90 days or more and still accruing as of June 30, 2026. As of December 31, 2025, there was one loan with a balance of $2 thousand past due 90 days or more and still accruing. The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2026 and 2025.

	June 30, 2026
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
Home equity and second mortgages	$139	$139
One to four family residential	181	181
Commercial real estate	—	5,952
Other commercial & industrial	1,726	10,642
Total	$2,046	$16,914

	December 31, 2025
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$720	$720
Commercial real estate	—	6,126
Construction & land	6,478	6,478
Other commercial & industrial	1,776	6,884
Total	$8,974	$20,208

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following is an aging analysis of past due loans (including nonaccrual) as of the balance sheet dates, by portfolio segment:

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2026
One to four family residential	$517,975	$515,400	2,508	$67	$2,575
Home equity and second mortgages	82,886	82,547	339	—	339
Commercial real estate	540,209	540,209	—	—	—
Commercial real estate multi-family	103,477	103,477	—	—	—
Construction & land	45,928	45,928	—	—	—
Condominium associations	494,331	494,331	—	—	—
Other commercial & industrial	469,491	460,071	4,557	4,863	9,420
Consumer	3,082	3,077	5	—	5
Total loans	$2,257,379	$2,245,040	$7,409	$4,930	$12,339

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2025
One to four family residential	$518,225	$514,916	$2,589	$720	$3,309
Home equity and second mortgages	78,350	77,953	397	—	397
Commercial real estate	534,855	534,855	—	—	—
Commercial real estate multi-family	104,695	104,695	—	—	—
Construction & land	57,005	50,527	—	6,478	6,478
Condominium associations	506,683	506,683	—	—	—
Other commercial & industrial	491,765	491,154	59	552	611
PPP loans	11	11	—	—	—
Consumer	3,877	3,818	57	2	59
Total loans	$2,295,466	$2,284,612	$3,102	$7,752	$10,854

For all loan segments, loans over 30 days contractually past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans by collateral type as of the balance sheet dates:

(In thousands)	Real Estate	All Business Assets	All Business Assets and Real Estate	Accounts Receivable and Real Estate	Total
June 30, 2026
Home equity and second mortgages	$139	$—	$—	$—	$139
One to four family residential	181	—	—	—	181
Commercial real estate	7,034	—	—	—	7,034
Other commercial & industrial	—	133	1,388	336	1,857
Total	$7,354	$133	$1,388	$336	$9,211

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	Real Estate	All Business Assets	All Business Assets and Real Estate	Accounts Receivable	Total
December 31, 2025
One to four family residential	$761	$—	$—	$—	$761
Commercial real estate	6,126	—	—	—	6,126
Construction & land	6,478	—	—	—	6,478
Other commercial & industrial	—	162	1,390	261	1,813
Total	$13,365	$162	$1,390	$261	$15,178

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

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026. The following tables present the amortized cost basis of loans as of June 30, 2025, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025, respectively by class and by type of modification. Only segments displayed in the table below have modified loans; there were no other loans experiencing financial difficulty and modified. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Principal Re-Advance	Combination Payment Delay and Term Extension	Percent of Loan Segment
Three Months Ended June 30, 2025
Other commercial & industrial	$3,344	$19	0.67%
Total	$3,344	$19	0.15%

(Dollars in thousands)	Payment Delay	Principal Re- Advance	Combination Payment Delay and Term Extension	Percent of Loan Segment
Six Months Ended June 30, 2025
Commercial real estate	$1,904	$—	$—	0.37%
Other commercial and industrial	354	3,344	19	0.74%
Total	$2,258	$3,344	$19	0.25%

The Company does not have any additional commitments to the borrowers included in the previous tables.

For the three and six months ended June 30, 2025, modifications related to payment delays had minimal financial effect. The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Weighted- Average Term Extension (months)
Three Months Ended June 30, 2025
Other commercial & industrial	39

Weighted- Average Term Extension (months)
Six Months Ended June 30, 2025
Other commercial & industrial	39

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified in the last 12 months as of June 30, 2026 and 2025.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2026
Other commercial & industrial	$—	$—	$4,369	$4,369
Total	$—	$—	$4,369	$4,369

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2025
One to four family residential	$—	$—	$2	$2
Total	$—	$—	$2	$2

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2026 and 2025, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty.

(In thousands)	Payment Delay	Total
Three Months Ended June 30, 2026
Other commercial & industrial	$4,369	$4,369
Total:	$4,369	$4,369

(In thousands)	Payment Delay	Total
Three Months Ended June 30, 2025
One to four family residential	$—	$—
Total:	$—	$—

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	Payment Delay	Total
Six Months Ended June 30, 2026
Other commercial & industrial	$4,369	$4,369
Total:	$4,369	$4,369

(In thousands)	Payment Delay	Total
Six Months Ended June 30, 2025
One to four family residential	$2	$2
Total:	$2	$2

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

At June 30, 2026, residential real estate loans in process of foreclosure totaled $63 thousand. At December 31, 2025, residential real estate loans in process of foreclosure totaled $153 thousand.

Servicing Rights

The Company has transferred a portion of its originated commercial mortgage loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2026 and December 31, 2025, the Company was servicing commercial and commercial mortgage loans for participants aggregating $117.1 million and $123.6 million, respectively.

Residential real estate mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans serviced for others were $254.6 million and $261.1 million at June 30, 2026 and December 31, 2025, respectively. Servicing fee income was $183 thousand and $372 thousand for the three and six months ended June 30, 2026, respectively. Servicing fee income was $206 thousand and $422 thousand for the three and six months ended June 30, 2025, respectively. Certain of these loans were sold with recourse provisions. At June 30, 2026, the related maximum contingent recourse liability was $894 thousand, which is not recorded in the consolidated financial statements.

The Company records mortgage servicing rights (“MSRs”) on residential real estate loans sold and serviced for others. The risks inherent in MSRs relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of servicing rights. Key assumptions and inputs used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At June 30, 2026, the following weighted average assumptions were used in the calculation of fair value of MSRs: prepayment speed 7.09% and discount rate 9.5% to 12.5%.

The following summarizes changes to MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$3,086	$3,289	$3,033	$3,488
Payoffs	(55)	(96)	(81)	(152)
Changes in fair value	137	60	216	(83)
Ending balance	$3,168	$3,253	$3,168	$3,253

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

Cash Flow Hedges: The Company is party to interest rate swaps and an interest rate cap, to manage its exposure to interest rate changes. The Company had interest rate swaps with notional amounts totaling $60.0 million and $135.0 million as of June 30, 2026 and December 31, 2025, respectively. In April 2026, the Company entered into an interest rate cap with a notional amount of $25 million and a cap rate of 4.50%. The interest rate swaps and interest rate cap were designated as cash flow hedges and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps and the cap. Fair value of the contracts are reported on the consolidated balance sheets as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income.

The Company presents derivative positions gross on the consolidated balance sheets. The following table reflects the derivatives recorded on the consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$60,000	$230	$—	$—
Interest rate cap related to FHLB advances	25,000	146	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	103,960	5,836	105,318	5,958
Total included in other assets		$6,212		$5,958

Included in accrued expense and other liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$—	$—	$135,000	$391
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	103,960	5,836	105,318	5,958
Total included in accrued expense and other liabilities		$5,836		$6,349

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 7. DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	June 30, 2026	December 31, 2025
NOW and demand	$1,122,752	$1,130,169
Money market	279,529	250,062
Regular and other savings	432,310	425,400
Total non-certificate accounts	1,834,591	1,805,631
Term certificate accounts of $250,000 and greater	149,638	152,589
Term certificate accounts less than $250,000	169,379	170,063
Term certificate accounts	319,017	322,652
Total deposits	$2,153,608	$2,128,283

As of June 30, 2026, the aggregate amount of deposits, excluding subsidiary deposits, that meet or exceed the FDIC insurance limit of $250 thousand was $864.7 million.

Scheduled maturities and weighted average rates of time deposits for the next five years were as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$272,194	3.38%	$270,313	3.51%
Over 1 year to 2 years	39,734	3.65	44,029	3.71
Over 2 years to 3 years	3,195	3.06	3,850	3.28
Over 3 years to 4 years	3,352	3.09	2,884	3.34
Over 4 years to 5 years	542	2.36	1,576	3.01
Total	$319,017	3.41%	$322,652	3.53%

All deposits are fully insured due to the additional insurance provided to Massachusetts member banks, such as Avidia Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at the Company above FDIC limits.

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB of Boston advances consist of the following:

	June 30, 2026		December 31, 2025
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Within 1 year	$160,000	4.29%	$240,000	4.34%
Over 1 year to 2 years	—	—	20,000	4.15
Total FHLB advances	$160,000	4.29%	$260,000	4.33%

The Bank also has an available $500 thousand line-of-credit with the FHLB at an interest rate that adjusts daily. There were no advances outstanding under this line-of-credit at June 30, 2026 and December 31, 2025. All borrowings from the FHLB are secured by a blanket lien on the Company’s residential real estate loans and certain commercial real estate loans in accordance with the FHLB’s policy requirements for qualified collateral.

The Bank also has $25.0 million in available lines-of-credit with correspondent banks. There were no advances outstanding under these lines-of-credit at June 30, 2026 and December 31, 2025.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Bank has agreements with the Federal Reserve Bank of Boston for borrowings at the discount window and through the borrower-in-custody program. The terms of these agreements call for the pledging of assets as security for all obligations of the Bank under these agreements (See Note 4). At June 30, 2026 and December 31, 2025, there were no borrowings outstanding under either agreement.

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

The subordinated debt is payable in full by June 2032; earlier prepayment is permitted after five years. Interest is paid semi-annually at a fixed rate of 4.50% until June 1, 2027 and thereafter the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR (provided, however, that in the event three-month SOFR is less than zero, three-month SOFR shall be deemed to be zero) plus 167 basis points. For the three and six months ended June 30, 2026 and 2025, contractual interest expense on the subordinated debt amounted to $315 thousand and $630 thousand, respectively. For the three and six months ended June 30, 2026, amortization of debt issuance costs was $25 thousand and $62 thousand, respectively. For the three and six months ended June 30, 2025, amortization of debt issuance costs was $23 thousand and $59 thousand, respectively. The recorded balance of this debt, net of debt issuance costs, was $27.9 million and $27.8 million at June 30, 2026 and December 31, 2025, respectively.

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

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated balance sheets:

(In thousands)		June 30, 2026	December 31, 2025
Lease right-of-use assets:
Operating leases	Premises and equipment, net	$4,931	$5,163
Finance leases	Premises and equipment, net	434	445
Total lease right-of-use assets		$5,365	$5,608

Lease liabilities:
Operating leases	Accrued expenses and other liabilities	$5,088	$5,297
Finance leases	Accrued expenses and other liabilities	377	397
Total lease liabilities		$5,465	$5,694

Avidia Bancorp, Inc.

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

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	9.50	10.01
Finance leases	7.00	7.58

Weighted-average discount rate
Operating leases liabilities	6.46%	6.47%
Finance lease liabilities	4.00%	4.00%

The following table presents the components of lease expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating lease expense:
Operating lease cost	$199	$199	$398	$401
Variable lease cost	6	6	13	13
Total lease cost, net	$205	$205	$411	$414

The following table presents the components of lease expense for finance leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Finance lease expense:
Amortization of right-of-use asset	$5	$5	$10	$10
Interest on lease liabilities	4	4	8	8
Total lease cost, net	$9	$9	$18	$18

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$188	$184	$375	$371
Operating cash flows from finance leases	10	9	20	18
Financing cash flows from finance leases	4	4	8	8

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2026 are as follows:

(In thousands)	Operating Leases	Finance Leases
2026	$377	$28
2027	765	57
2028	778	58
2029	765	60
2030	673	62
Thereafter	3,363	169
Total undiscounted lease payments	$6,721	$434
Less: imputed interest	1,633	57
Net lease liabilities	$5,088	$377

Employment Agreements

The Company has entered into employment agreements with certain executives. The agreements generally provide for specified minimum levels of annual compensation and benefits for a certain period of time. In addition, the agreements provide for specified lump sum payments and the continuation of benefits upon certain events of termination, as defined in the agreements.

Litigation

At June 30,2026, the Company was involved in various pending lawsuits, which management has reviewed and has taken into consideration the view of legal counsel as to their expected outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Off-balance-sheet financial instruments whose contract amounts represent credit risk include the following:

(In thousands)	June 30, 2026	December 31, 2025
Unadvanced lines of credit	$297,880	$258,739
Unadvanced construction loans	40,106	27,799
Residential mortgage loan commitments	4,092	3,976
Commercial and mortgage loan commitments	49,560	51,947
Standby letters of credit	3,971	4,726
Total	$395,609	$347,187

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

The regulations require minimum ratios of total capital, common equity Tier 1 capital and Tier 1 capital to risk-weighted assets and a minimum leverage ratio for all banking organizations as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At June 30, 2026, the Bank exceeded each of the applicable regulatory capital requirements including the capital conservation buffer.

As of June 30, 2026 and December 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum Total Risk-Based Capital, Common Equity Tier 1 Risk-based, Tier 1 Risk-based, and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025 are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Company
Total Risk-Based Capital:	$443,918	20.2%	$175,828	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	391,044	17.8	98,903	4.5	N/A	N/A
Tier 1 Risk-Based Capital:	391,044	17.8	131,871	6.0	N/A	N/A
Tier 1 Leverage Capital:	391,044	14.2	87,914	4.0	N/A	N/A
Bank
Total Risk-Based Capital:	$365,182	16.6%	$175,870	8.0%	$219,838	10.0%
Common Equity Tier 1 Risk-Based Capital	340,186	15.5	98,927	4.5	142,895	6.5
Tier 1 Risk-Based Capital:	340,186	15.5	131,903	6.0	175,870	8.0
Tier 1 Leverage Capital:	340,186	12.4	87,935	4.0	109,919	5.0

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company
Total Risk-Based Capital:	$430,414	19.7%	$175,124	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	379,888	17.4	98,507	4.5	N/A	N/A
Tier 1 Risk-Based Capital:	379,888	17.4	131,343	6.0	N/A	N/A
Tier 1 Leverage Capital:	379,888	13.8	87,562	4.0	N/A	N/A
Bank
Total Risk-Based Capital:	$349,158	15.9%	$176,232	8.0%	$220,290	10.0%
Common Equity Tier 1 Risk-Based Capital	326,447	14.8	99,130	4.5	143,188	6.5
Tier 1 Risk-Based Capital:	326,447	14.8	132,174	6.0	176,232	8.0
Tier 1 Leverage Capital:	326,447	11.9	88,116	4.0	110,145	5.0

The Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FDIC and the Massachusetts Division of Banks.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2026	December 31, 2025
Net unrealized loss on securities available for sale	$(18,546)	$(16,113)
Tax effect	4,101	3,565

Net gain (loss) on swaps	377	(391)
Tax effect	(106)	110
Accumulated other comprehensive loss	$(14,174)	$(12,829)

NOTE 13. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers a 401(k) Plan to employees. Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws. The Company makes 401(k) Plan matching contributions equal to 100% of the first 5% of an employee’s compensation contributed to the 401(k) Plan. For the three and six months ended June 30, 2026, expense attributable to the 401(k) Plan amounted to $268 thousand and $709 thousand, respectively. For the three and six months ended June 30, 2025, expense attributable to the 401(k) Plan amounted to $257 thousand and $732 thousand, respectively.

Director and Executive Retirement Plans

The Company has adopted retirement benefit plans for the benefit of all members of the Board of Trustees of the Company and certain senior executives. Benefits are being accrued over the directors’ and executives’ required service periods. At June 30, 2026 and December 31, 2025, the Company has accrued $9.4 million and $8.9 million, respectively, related to these plans. For the three and six months ended June 30, 2026, expenses related to these plans amounted to $239 thousand and $464 thousand, respectively. For the three and six months ended June 30, 2025, expenses related to these plans amounted to $258 thousand and $810 thousand, respectively.

Incentive Compensation Plan

The Company has an Employee Bonus and Management Incentive Compensation Plan (the “Bonus Plan”) in which employees are eligible to participate. The Bonus Plan provides for awards based on a combination of Company and individual performance objectives being met subject to the approval of the Board of Directors. For the three and six months ended June 30, 2026, the amount charged to expense under the Bonus Plan amounted to $1.5 million and $2.7 million, respectively. For the three and six months ended June 30, 2025, expenses related to the Bonus Plan amounted to $853 thousand and $1.7 million, respectively.

Employee Stock Ownership Plan

As part of the Initial Public Offering ("IPO") completed on July 31, 2025, the Bank established a tax-qualified Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company shares retroactively with an effective date of January 1, 2025. The ESOP borrowed $16.1 million from the Company to purchase 1,606,100 common shares in the IPO. The loan is payable in annual installments over 20 years. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

The Company accounts for its ESOP in accordance with FASB Accounting Standards Codification ("ASC") 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to stockholders' equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets.

For the three and six months ended June 30, 2026, the expenses related to the ESOP plan amounted to $371 thousand and $730 thousand, respectively. The following table presents share information held by the ESOP:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Allocated shares	80,305	—
Shares committed to be released	40,153	80,305
Unallocated shares	1,485,642	1,525,795
Total shares	1,606,100	1,606,100

Fair value of unallocated shares(1)	$31,184	$25,649

(1) Estimated fair value of unallocated shares based on the June 30, 2026 closing market price of $20.99 per share.

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

Individually analyzed loans - Certain individually analyzed loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the ACL. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable Level 3 inputs for specific properties. The ACL calculated for the collateral-based individually analyzed loans outstanding at June 30, 2026 and December 31, 2025 was $3.2 million and $805 thousand, respectively.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data. Management has estimated fair values of loans held for sale using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$315,091	$—	$315,091
MSRs	—	3,168	—	3,168
Interest rate swaps and cap	—	6,212	—	6,212
Total assets	$—	$324,471	$—	$324,471

Liabilities
Interest rate swaps	$—	$5,836	$—	$5,836
Total liabilities	$—	$5,836	$—	$5,836

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities
Debt securities	$—	$269,139	$—	$269,139
MSRs	—	3,033	—	3,033
Interest rate swaps	—	5,958	—	5,958
Total assets	$—	$278,130	$—	$278,130

Liabilities
Interest rate swaps	$—	$6,349	$—	$6,349
Total liabilities	$—	$6,349	$—	$6,349

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at June 30, 2026 or December 31, 2025.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$8,556	$8,556
Total	$—	$—	$8,556	$8,556

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$6,873	$6,873
Loans held for sale	—	400	—	400
Total	$—	$400	$6,873	$7,273

There were no transfers between levels during the three and six months ended June 30, 2026.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments as of the balance sheet dates were as follows:

	June 30, 2026
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$70,474	$70,474	$70,474	$—	$—
Securities available for sale	315,091	315,091	—	315,091	—
Securities held to maturity	12,500	12,222	—	12,222	—
Federal Home Loan Bank stock	8,051	8,051	—	8,051	—
Loans, net	2,236,617	2,152,466	—	—	2,152,466
Accrued interest receivable	8,700	8,700	—	8,700	—
Bank-owned life insurance	47,309	47,309	—	47,309	—
MSRs	3,168	3,168	—	3,168	—
Financial liabilities:
Deposits, other than certificates of deposit	1,834,591	1,834,591	—	1,834,591	—
Certificates of deposit	319,017	317,540	—	317,540	—
Federal Home Loan Bank advances	160,000	160,127	—	160,127	—
Subordinated debt	27,877	25,395	—	25,395	—
Accrued interest payable	1,061	1,061	—	1,061	—

	December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$145,454	$145,454	$145,454	$—	$—
Securities available for sale	269,139	269,139	—	269,139	—
Securities held to maturity	13,000	12,601	—	12,601	—
Federal Home Loan Bank stock	11,801	11,801	—	11,801	—
Loans, net	2,276,448	2,155,617	—	—	2,155,617
Loans held for sale	400	400	—	400	—
Accrued interest receivable	8,537	8,537	—	8,537	—
Bank-owned life insurance	36,660	36,660	—	36,660	—
MSRs	3,033	3,033	—	3,033	—
Financial liabilities:
Deposits, other than certificates of deposit	1,805,631	1,805,631	—	1,805,631	—
Certificates of deposit	322,652	322,172	—	322,172	—
Federal Home Loan Bank advances	260,000	260,687	—	260,687	—
Subordinated debt	27,815	25,242	—	25,242	—
Accrued interest payable	1,505	1,505	—	1,505	—

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

NOTE 15. EARNINGS PER SHARE

Basic earnings per share ("EPS") represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three and six months ended June 30, 2026, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three and six months ended June 30, 2025, as the Company had no shares outstanding.

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net income	$7,170	$13,165

Average number of common shares outstanding	20,076,250	20,076,250
Less: average unallocated ESOP shares	1,498,806	1,508,788
Average number of basic and diluted shares outstanding	18,577,444	18,567,462

Earnings per common share:
Basic	$0.39	$0.71
Diluted	$0.39	$0.71

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

We consider the following accounting policies to be our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management confirms that the balance is unlikely to be collected. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management evaluates the appropriateness of the ACL on loans quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

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

Changes in the ACL are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management confirms that an available for sale debt security is uncollectible or when either criterion related to intent or requirement to sell is met.

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

Goodwill. Goodwill is recognized when the fair value of consideration transferred in an acquisition is greater than the fair value of assets acquired and liabilities assumed. Goodwill has an indefinite useful life and is evaluated on at least an annual basis for potential impairment, and more often if circumstances warrant more frequent evaluations. An impairment loss is recognized to the extent that the carrying value exceeds fair value. Significant judgment and assumptions are utilized by management in the impairment analysis. Avidia Bank was created by a merger between Hudson Savings Bank and The Westborough Savings Bank in 2007. Goodwill of $11.9 million resulting from the merger is not amortized but is evaluated for impairment on an annual basis. Impairment of goodwill is recognized in earnings. As of June 30, 2026, no impairment has been recognized.

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

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings Data:
Net interest income	$23,964	$20,618	$47,946	$39,830
Total non-interest income	5,902	5,246	10,188	8,974
Total net revenue	29,866	25,864	58,134	48,804
Total non-interest expense	19,501	19,763	38,495	41,596
Credit loss expense	892	1,071	1,980	18,687
Income (loss) before income tax expense	9,473	5,030	17,659	(11,479)
Net income (loss)	7,170	3,872	13,165	(7,715)

Per-Share Data:
Earnings per share, basic	$0.39	N/A	$0.71	N/A
Earnings per share, diluted	0.39	N/A	0.71	N/A
Book value per share	19.40	N/A	19.40	N/A
Tangible book value per share (non-GAAP)(1)	18.81	N/A	18.81	N/A

Performance Ratios:
Return on average assets (annualized)	1.04%	0.57%	0.95%	(0.58)%
Return on average equity (annualized)	7.43	8.20	6.90	(8.17)
Return on average tangible common equity (non-GAAP)(1)	7.76	8.88	7.12	8.72
Net interest margin(2)	3.64	3.19	3.62	3.12
Interest rate spread (3)	3.16	2.76	3.14	2.70
Yield on loans	5.32	5.20	5.35	5.18
Cost of deposits	1.32	1.36	1.31	1.44
Non-interest income as a percentage of average assets	0.86	0.77	0.74	0.67
Non-interest expense as a percentage of average assets	2.83	2.91	2.78	3.12
Efficiency ratio(4)	65.29	76.41	66.22	85.23
Total loans as a percentage of total deposits	104.97	92.15	104.97	92.01
Average interest-earning assets as a percentage of average interest-bearing liabilities	134.37	124.77	133.89	123.42

Balance Sheet, (end of period):
Total assets	$2,780,104	$2,957,908	$2,780,104	$2,957,908
Total earning assets	2,647,488	2,827,019	2,647,488	2,827,019
Total loans	2,260,543	2,248,021	2,260,543	2,248,021
Total deposits	2,153,608	2,443,106	2,153,608	2,443,106
Total stockholders' equity	389,536	191,426	389,536	191,426

Asset Quality:
Allowance for credit losses	$23,926	$23,425	$23,926	$23,425
Allowance for credit losses as a percentage of nonperforming loans	141.46%	207.37%	141.46%	207.37%
Allowance for credit losses as a percentage of nonaccrual loans	141.46	207.37	141.46	207.37
Non-accrual loans as a percentage of total loans	0.75	0.50	0.75	0.50
Net loan recoveries (charge-offs) as a percentage of average loans (annualized)	0.07	0.01	0.03	(1.54)
Total nonaccruing assets as a percentage of total assets	0.61	0.38	0.61	0.38
Total nonperforming assets as a percentage of total assets	0.61	0.38	0.61	0.38

Capital Ratios:
Total stockholders' equity as a percentage of total assets	14.01%	6.47%	14.01%	6.47%
Tangible stockholders' equity as a percentage of tangible assets (non-GAAP)(1)	13.64	6.09	13.64	6.09
Total capital as a percentage of risk-weighted assets	20.20	11.57	20.20	11.57
Common equity tier 1 capital as a percentage of risk-weighted assets	17.79	9.14	17.79	9.14
Tier 1 capital as a percentage of average assets	14.19	7.24	14.19	7.24

(1) See reconciliation of non-GAAP financial measures for more information.
(2) Represents net interest income as a percentage of average interest-earning assets.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4) Represents non-interest expenses divided by the sum of net interest income and non-interest income.

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

	As of
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025
Tangible stockholders' equity:
Total stockholders' equity (GAAP)	$389,536	$191,426
Less: Goodwill	11,936	11,936
Tangible stockholders' equity (non-GAAP)	$377,600	$179,490

Tangible assets:
Total assets (GAAP)	$2,780,104	$2,957,908
Less: Goodwill	11,936	11,936
Tangible assets (non-GAAP)	$2,768,168	$2,945,972

Average tangible stockholders' equity:
Average total stockholders' equity (GAAP)	$386,881	$188,799
Less: Average goodwill	11,936	11,936
Average tangible stockholders' equity (non-GAAP)	$374,945	$176,863

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Summary. Total assets were $2.78 billion at June 30, 2026, decreasing $57 million since year-end 2025 due primarily to the use of lower yielding short-term investments to reduce higher cost borrowings. Additionally, funds from deposit growth and loan run-off also contributed to increases in investment securities and bank-owned life insurance.

Short-term Investments. Short-term investments decreased $78 million year-to-date to $51 million at period-end, continuing the reinvestment of proceeds from the July 2025 initial public stock offering.

Total Securities. Total securities increased $45 million to $328 million due to continued purchases of mortgage-backed securities from the deployment of available cash.

Total Loans. Total loans decreased $38 million, or 2%, to $2.26 billion since year end 2025 due primarily to a $35 million decrease in commercial loans and an $11 million decrease in construction & land loans. These decreases were partially offset by an increase of $5 million in home equity loans and another $5 million increase in commercial real estate loans.. Loans categorized as commercial real estate totaled $540 million at period-end and measured 24% of total loans, compared to 23% at year-end 2025.

Asset Quality. Nonaccruing loans decreased by $3.3 million to $16.9 million during the first half of 2026 due primarily to the successful workout of $6.5 million in nonaccruing construction loans, partially offset by a $3.8 million increase in nonaccruing commercial & industrial loans. Nonaccruing loans measured 0.75% of total loans at period-end, compared to 0.88% at year-end 2025. The workouts resulted in the Company recording net recoveries of loan losses totaling $304 thousand during the first half of the year. The allowance for credit losses increased $1.9 million to $23.9 million, increasing to 1.06% of total loans at period-end from 0.96% at year-end 2025. The ratio of the allowance to nonaccruing loans measured 141% and 109% at these dates, respectively. Total criticized loans (rated special mention or lower) decreased to $79 million at midyear 2026 from $104 million at the start of the year.

Total Deposits. Deposits increased in the first half of 2026 by $25 million, or 1%, to $2.15 billion at period-end primarily due to a $29 million increase in money market accounts. Balances of lower cost transaction accounts (demand and NOW) decreased by $7 million, or 1%, from December 31, 2025 to June 30, 2026. Lower cost transaction accounts (demand and NOW) were 52% of total deposits at June 30, 2026.

Borrowings. Federal Home Loan Bank advances decreased by $100 million to $160 million year-to-date due primarily to the use of cash on hand to reduce higher cost borrowings.

Total Stockholders’ Equity. Stockholders’ equity increased by $11 million, or 3%, to $390 million in the first half of 2026 primarily due to net income of $13 million offset by the $2 million dividends that were paid. Stockholders' equity to total assets was 14.0% as of midyear 2026 and the non-GAAP measure of tangible equity to tangible assets was 13.6%. At that date, the regulatory ratio of common equity tier 1 capital as a percentage of risk-weighted assets measured 17.8%. As discussed in the subsequent event disclosure in Note 2: Basis of Presentation, the Company increased its quarterly dividend to $0.06 from $0.05 and also authorized a stock buyback plan in the third quarter.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Yields on tax-exempt securities have not been computed on a tax-equivalent basis, as the effects are immaterial. Average balances are calculated using daily average balances. Nonaccrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees are immaterial. Loan balances include loans held for sale.

	For the Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$56,531	$400	2.84%	$67,357	$421	2.51%
Securities	323,536	2,877	3.57	296,321	2,555	3.46
Loans	2,258,865	29,961	5.32	2,229,893	28,883	5.20
Total interest-earning assets	2,638,932	33,238	5.05	2,593,571	31,859	4.93
Noninterest-earning assets	125,864			122,176
Total assets	$2,764,796			$2,715,747
Interest-bearing liabilities:
NOW accounts	$736,036	1,042	0.57%	$697,452	700	0.40%
Money market accounts	270,030	860	1.28	270,969	848	1.26
Regular and other savings accounts	432,822	2,280	2.11	401,215	2,278	2.28
Certificates of deposit	320,871	2,810	3.51	347,419	3,416	3.94
Total interest-bearing deposits	1,759,759	6,992	1.59	1,717,055	7,242	1.69
Federal Home Loan Bank advances	176,351	1,930	4.39	333,834	3,647	4.38
Subordinated debt	27,857	352	5.07	27,782	352	5.08
Total interest-bearing liabilities	1,963,967	9,274	1.89	2,078,671	11,241	2.17
Noninterest-bearing demand deposits	372,187			415,035
Other noninterest-bearing liabilities	41,761			33,242
Total liabilities	2,377,915			2,526,948
Total capital	386,881			188,799
Total liabilities and capital	$2,764,796			$2,715,747
Net interest income		$23,964			$20,618
Net interest rate spread (1)			3.16%			2.76%
Net interest-earning assets (2)	$674,965			$514,900
Net interest margin (3)			3.64%			3.19%
Cost of deposits			1.32%			1.36%
Average interest-earning assets to interest-bearing liabilities			134.37%			124.77%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$84,001	$1,142	2.74%	$52,314	$636	2.45%
Securities	310,388	5,421	3.52	300,168	5,206	3.50
Loans	2,273,410	60,275	5.35	2,222,464	57,067	5.18
Total interest-earning assets	2,667,799	66,838	5.05	2,574,946	62,909	4.93
Noninterest-earning assets	120,733			116,726
Total assets	$2,788,532			$2,691,672
Interest-bearing liabilities:
NOW accounts	$739,355	2,036	0.56%	$693,753	1,407	0.41%
Money market accounts	265,060	1,637	1.25	268,184	1,690	1.27
Regular and other savings accounts	433,571	4,559	2.12	392,166	4,376	2.25
Certificates of deposit	322,748	5,645	3.53	367,373	7,500	4.12
Total interest-bearing deposits	1,760,734	13,877	1.59	1,721,476	14,973	1.75
Federal Home Loan Bank advances	203,885	4,311	4.26	337,016	7,439	4.45
Subordinated debt	27,842	704	5.10	27,891	667	4.82
Total interest-bearing liabilities	1,992,461	18,892	1.91	2,086,383	23,079	2.23
Noninterest-bearing demand deposits	371,035			375,739
Other noninterest-bearing liabilities	40,480			39,167
Total liabilities	2,403,976			2,501,289
Total capital	384,556			190,383
Total liabilities and capital	$2,788,532			$2,691,672
Net interest income		$47,946			$39,830
Net interest rate spread (1)			3.14%			2.70%
Net interest-earning assets (2)	$675,338			$488,563
Net interest margin (3)			3.62%			3.12%
Cost of deposits			1.32%			1.44%
Average interest-earning assets to interest-bearing liabilities			133.89%			123.42%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2026 and 2025

Net Income/Loss. Second quarter net income was $7.2 million in 2026, an increase of $3.3 million, or 85%, compared to

$3.9 million in the second quarter of 2025. Earnings growth was primarily due to a $3.3 million increase in net interest income. As the benefit of the $186 million net cash proceeds from the Company’s initial public offering of stock were infused into the balance sheet on July 31, 2025, these proceeds were primarily used to reduce higher cost borrowings.

The Company’s earnings per share improved to $0.39 in the most recent quarter as the second quarter efficiency ratio also improved year-over-year to 65.3% from 76.4%. In the most recent quarter, return on assets measured 1.04%, return on equity was 7.4%, and the non-GAAP measure of return on tangible common equity was 7.8%.

Net income for the first half of the year was $13.2 million in 2026 compared to a net loss of $7.7 million in 2025. The net loss in 2025 was due to an $18.8 million credit loss expense resulting from a charge-off related primarily to one commercial loan in the first quarter of 2025. Earnings per share for the first half of 2026 measured $0.71. For this period, return on assets measured 0.95%, return on equity was 6.90%, and the non-GAAP measure of return on tangible common equity was 7.12%.

Net Interest Income. Second quarter net interest income increased year-over-year by $3.3 million, or 16%, to $24.0 million. The $198 million increase in average equity, primarily from the stock offering proceeds, were used to reduce higher cost average Federal Home Loan Bank advances by $157 million and fund a $45 million increase in average earning assets. As a result, borrowings expense decreased by $1.7 million. Income also benefited from a 2% increase in average earning assets, higher loan yields, and a decrease in the cost of deposits. The yield on loans increased 12 basis points for the second quarter to 5.32% from the second quarter of 2025. The cost of deposits decreased 4 basis points to 1.32%, including the benefit of a $600 thousand reduction in time deposit interest costs and the benefit of growth in lower cost average NOW and savings accounts.

Year to date net interest income increased year-over-year by $8.1 million, or 20%, to $47.9 million. Average earning assets increased by 4%. The net interest margin increased to 3.62% from 3.12%.

Credit Loss Expense. Based on management’s analysis of the adequacy of the allowance for credit losses, a second quarter credit loss expense of $900 thousand was recorded in 2026 and $1.1 million was recorded in 2025. For the first six months of the year, the expense was $2.0 million and $18.7 million for these respective periods. The expense in 2025 was due to a land loan charge-off, as previously disclosed.

Non-Interest Income. Second quarter non-interest income increased year-over-year by $656 thousand, or 13%, to $5.9 million in 2026 due to increases in all named categories. Growth was concentrated in a $454 thousand increase in customer service fees and a $513 thousand increase in payments processing income. Income has benefited from both volume growth and from price adjustments and included $230 thousand in one-time fees from a payments processing contract termination. The category of other non-interest income decreased $651 thousand. This decrease was primarily due to the $250 thousand gain on the sale of the Direct Merchant Processing Book in 2025, as well as decreases in debit card income, commercial loan fees, and swap fees.

Year to date non-interest income increased year-over-year by $1.2 million, or 14%, to $10.2 million. Customer service fees increased $471 thousand, or 26%, to $2.3 million. Payments processing income increased $230 thousand, or 5%, to $4.5 million. Mortgage banking income increased $372 thousand, or 209%, to $550 thousand. A $611 thousand decrease in the category of other non-interest income was offset by an improvement of $619 thousand in securities losses recorded in 2025, which did not repeat in 2026.

Non-Interest Expense. Second quarter non-interest expense decreased year-over-year by $262 thousand, or 1%, to $19.5 million. Increases in salaries and employee benefits and professional fees expense were offset by decreases in occupancy and equipment, payments processing, and deposit insurance expense. Compensation costs increased based on the Company’s growth strategy and professional fees reflected the engagement of a third-party in 2026 for a process improvement initiative.

For the first half of the year, non-interest expense decreased year-over-year by $3.1 million, or 8%, to $38.5 million. Salaries and employee benefits expense decreased $312 thousand, or 1.5%. Compensation costs in 2025 included costs recorded in conjunction with the conversion and IPO, including costs of $756 thousand for the termination of the long-term incentive plan and a $1.3 million increase in short-term incentives and retirement expenses.

Six month occupancy and equipment and data processing expense together decreased in total by $1.2 million. These costs in 2025 included a new on-line banking platform and licensing costs, and $379 thousand in contract termination expenses. Payments processing expense decreased by $1.2 million, primarily due to the impact of the sale of the direct merchant portfolio. Professional fees increased $875 thousand primarily due to the engagement in 2026 of a third-party to help implement a process improvement program. Deposit insurance expense decreased $767 thousand due to lower assessment rates.

Income Tax Expense. The Company recorded 2026 income tax expense of $2.3 million in the second quarter and $4.5 million in the first half of the year. The effective tax rate was 25% for the first half of 2026. Income taxes were a benefit in 2025 due to the loss recorded in the first quarter of that year.

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

The table below shows current and unused liquidity capacity from various sources at the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Outstanding	Borrowing Capacity	Outstanding	Borrowing Capacity
Federal Home Loan Bank borrowings	$160,000	$727,245	$260,000	$683,395
Federal Reserve Bank of Boston	—	334,017	—	325,858
Lines of credit with correspondent banks	—	25,000	—	25,000
Subordinated debt	27,877	—	27,815	—
Brokered deposits	—	—	—	—
	$187,877	$1,086,262	$287,815	$1,034,253

Avidia Bancorp, Inc. is a separate legal entity from Avidia Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Avidia Bank. The amount of dividends that Avidia Bank may declare and pay to the Company is subject to regulation. At June 30, 2026, Avidia Bancorp, Inc. had liquid assets of $69.8 million on a stand-alone, unconsolidated basis.

Capital Resources. At June 30, 2026, Avidia Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization. For additional information, including tabular financial information regarding Avidia Bank’s capital levels relative to the requirements for well-capitalized status, see Note 11 of the notes to consolidated financial statements.

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

Interest Rate Derivatives. We employ various financial risk methodologies that limit, or “hedge,” the adverse effects of increasing or decreasing market interest rates on our investment or loan portfolio and short-term liabilities, such as Federal Home Loan Bank advances. At June 30, 2026, we had interest rate swaps related to Federal Home Loan Bank advances and investments with a notional amount of $60 million. At June 30, 2026, we had an interest rate cap related to Federal Home Loan Bank advances with a notional amount of $25 million. We also engage in hedging strategies with respect to arrangements where our commercial banking customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. At June 30, 2026, we had interest rate swaps related to customer loans of a notional amount of $104 million. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. For additional information regarding these activities, see Note 6 in notes to consolidated financial statements.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

June 30, 2026
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$92,630	(11.6)%
300	95,551	(8.8)
200	98,443	(6.0)
100	101,704	(2.9)
Level	104,769	—
(100)	105,772	1.0
(200)	106,619	1.8
(300)	107,146	2.3

(1) Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at June 30, 2026, we would have experienced a 6.0% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.8% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100, 200, or 300 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by Avidia Bank’s board of directors.

June 30, 2026
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$606,077	$(68,003)	(10.1)%	24.7%	(32)
300	623,564	(50,516)	(7.5)	24.9	(17)
200	640,067	(34,013)	(5.0)	24.9	(8)
8100	661,007	(13,073)	(1.9)	25.1	9
Level	674,080	—	—	25.0	—
(100)	672,525	(1,555)	(0.2)	24.4	(58)
(200)	660,100	(13,980)	(2.1)	23.5	(150)
(300)	636,695	(37,385)	(5.5)	22.2	(277)

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

The table above indicates that at June 30, 2026, we would have experienced a 5.0% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.1% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting. During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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
101

The following materials for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

AVIDIA BANCORP, INC.

Date: August 13, 2026	/s/ Robert D. Cozzone
Robert D. Cozzone
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 13, 2026	/s/ Jonathan Nelson
Jonathan Nelson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)