Form 10-Q
period 2026-09-30
Avidia Bancorp, Inc.
filed 2026-11-12
CIK 2058758

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

There were 19,451,097 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 12, 2026.

Avidia Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Avidia Bancorp, Inc.

September 30, 2026 (Unaudited) and December 31, 2025

Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$18,000	$15,903
Short-term investments	42,300	129,551
Total cash and cash equivalents	60,300	145,454

Securities available for sale, at fair value (amortized cost $341,535 as of September 30, 2026 and $285,252 as of December 31, 2025)	313,409	269,139
Securities held to maturity, at amortized cost (fair value $12,193 as of September 30, 2026 and $12,601 as of December 31, 2025)	12,500	13,000
Total securities	325,909	282,139

Federal Home Loan Bank stock, at cost	7,001	11,801

Loans held for sale	780	400

Total loans	2,260,822	2,298,466
Allowance for credit losses	(23,190)	(22,018)
Net loans	2,237,632	2,276,448

Premises and equipment, net	28,951	29,183
Bank-owned life insurance	47,722	36,660
Accrued interest receivable	8,588	8,537
Net deferred tax asset	14,496	13,134
Goodwill	11,936	11,936
Mortgage servicing rights	3,423	3,033
Other assets	28,366	18,365
Total assets	$2,775,104	$2,837,090
Liabilities:
Deposits	$2,206,649	$2,128,283
Federal Home Loan Bank advances	110,000	260,000
Subordinated debt	27,914	27,815
Accrued expenses and other liabilities	63,968	41,998
Total liabilities	2,408,531	2,458,096
Stockholders' equity:
Common stock, $0.01 par value, 120,000,000 shares authorized, 19,238,111 and 20,076,250 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	192	201
Additional paid-in capital	171,507	194,899
Unallocated ESOP common stock	(14,656)	(15,258)
Retained earnings	230,546	211,981
Accumulated other comprehensive loss	(21,016)	(12,829)
Total stockholders' equity	366,573	378,994
Total liabilities and stockholders' equity	$2,775,104	$2,837,090

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$31,585	$29,727	$91,860	$86,791
Securities	3,016	2,567	8,437	7,774
Other	164	1,588	1,306	2,224
Total interest and dividend income	34,765	33,882	101,603	96,789
Interest expense:
Deposits	7,313	7,268	21,189	22,241
Federal Home Loan Bank advances	1,594	2,827	5,905	10,267
Subordinated debt	355	355	1,059	1,021
Total interest expense	9,262	10,450	28,153	33,529
Net interest income	25,503	23,432	73,450	63,260
Credit loss expense - loans	19	1,480	1,623	20,308
Credit loss expense (benefit) - off-balance sheet credit exposures	192	60	569	(82)
Total credit loss expense	211	1,540	2,192	20,226
Net interest income, after credit loss expense	25,292	21,892	71,258	43,034
Non-interest income:
Customer service fees	1,449	912	3,705	2,697
Net loss on sale of securities available for sale	—	—	—	(619)
Payments processing income	2,152	1,857	6,653	6,129
Income on bank-owned life insurance	411	279	1,059	847
Mortgage banking income	436	121	987	299
Investment commissions	423	358	1,138	1,020
Other	781	999	2,298	3,129
Total non-interest income	5,652	4,526	15,840	13,502
Non-interest expense:
Salaries and employee benefits	10,198	9,773	30,361	30,247
Occupancy and equipment	1,533	1,933	4,801	5,994
Data processing	3,045	2,251	8,977	8,623
Professional fees	1,373	790	3,997	2,539
Payments processing	567	526	1,386	2,500
Deposit insurance	333	651	978	2,064
Advertising	308	423	938	998
Telecommunications	73	81	248	270
Problem loan and foreclosed real estate, net	59	179	436	485
Other general and administrative	1,891	11,762	5,753	16,246
Total non-interest expense	19,380	28,369	57,875	69,966
Income (loss) before income tax expense (benefit)	11,564	(1,951)	29,223	(13,430)
Income tax expense (benefit)	2,963	(1,044)	7,458	(4,808)
Net income (loss)	$8,601	$(907)	$21,765	$(8,622)

Earnings (loss) per common share:
Basic	$0.47	$(0.05)	$1.18	$(0.47)
Diluted	$0.47	$(0.05)	$1.18	$(0.47)
Weighted average common shares outstanding:
Basic	18,246,656	18,520,449	18,462,688	18,520,449
Diluted	18,246,656	18,520,449	18,462,688	18,520,449

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$8,601	$(907)	$21,765	$(8,622)
Other comprehensive income:
Securities available for sale
Unrealized holding (losses) gains arising during period	(9,580)	2,339	(12,013)	8,981
Reclassification adjustment for losses realized in income (1)	—	—	—	619
Cash flow hedge
Unrealized holding gain (loss)	861	(102)	1,629	(576)
Other comprehensive (loss) income, before tax	(8,719)	2,237	(10,384)	9,024
Deferred tax effect	1,877	(490)	2,197	(1,963)
Other comprehensive (loss) income	(6,842)	1,747	(8,187)	7,061
Comprehensive income (loss)	$1,759	$840	$13,578	$(1,561)

(1)
Amounts are included in net loss on sale of securities available for sale on the consolidated statements of operations. There were no reclassification adjustments for the three and nine months ended September 30, 2026. For the three months ended September 30, 2025, there were no losses on sales of securities. The income tax benefit associated with the reclassification adjustment for the nine months ended September 30, 2025 was $174 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2026 and 2025

(Dollars in thousands)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Unallocated ESOP Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2025	—	$—	$—	$—	$207,555	$(16,129)	$191,426
Net loss	—	—	—	—	(907)	—	(907)
Other comprehensive income	—	—	—	—	—	1,747	1,747
Proceeds from stock offering and issuance of common shares (net of costs of $5,568)	19,176,250	192	186,003	—	—	—	186,195
Issuance of common shares donated to Avidia Bank Charitable Foundation	900,000	9	8,991	—	—	—	9,000
Purchase of common shares by the ESOP (1,606,100 shares)	—	—	—	(16,061)	—	—	(16,061)
ESOP shares committed to be released	—	—	35	602	—	—	637
Balance at September 30, 2025	20,076,250	$201	$195,029	$(15,459)	$206,648	$(14,382)	$372,037

Balance at June 30, 2026	20,076,250	$201	$195,228	$(14,857)	$223,138	$(14,174)	$389,536
Net income	—	—	—	—	8,601	—	8,601
Other comprehensive loss	—	—	—	—	—	(6,842)	(6,842)
Dividends declared and paid on common stock ($0.06 per share)	—	—	—	—	(1,193)	—	(1,193)
Shares repurchased under stock repurchase program	(1,079,051)	(11)	(23,986)	—	—	—	(23,997)
Restricted stock awards issued	240,912	2	(2)	—	—	—	—
Stock-based compensation	—	—	77	—	—	—	77
ESOP shares committed to be released	—	—	190	201	—	—	391
Balance at September 30, 2026	19,238,111	$192	$171,507	$(14,656)	$230,546	$(21,016)	$366,573

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (continued)

Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Unallocated ESOP Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	—	$—	$—	$—	$215,270	$(21,443)	$193,827
Net loss	—	—	—	—	(8,622)	—	(8,622)
Other comprehensive income	—	—	—	—	—	7,061	7,061
Proceeds from stock offering and issuance of common shares (net of costs of $5,568)	19,176,250	192	186,003	—	—	—	186,195
Issuance of common shares donated to Avidia Bank Charitable Foundation	900,000	9	8,991	—	—	—	9,000
Purchase of common shares by the ESOP (1,606,100 shares)	—	—	—	(16,061)	—	—	(16,061)
ESOP shares committed to be released	—	—	35	602	—	—	637
Balance at September 30, 2025	20,076,250	$201	$195,029	$(15,459)	$206,648	$(14,382)	$372,037

Balance at December 31, 2025	20,076,250	$201	$194,899	$(15,258)	$211,981	$(12,829)	$378,994
Net income	—	—	—	—	21,765	—	21,765
Other comprehensive loss	—	—	—	—	—	(8,187)	(8,187)
Dividends declared and paid on common stock ($0.16 per share)	—	—	—	—	(3,200)	—	(3,200)
Shares repurchased under stock repurchase program	(1,079,051)	(11)	(23,986)	—	—	—	(23,997)
Restricted stock awards issued	240,912	2	(2)	—	—	—	—
Stock-based compensation	—	—	77	—	—	—	77
ESOP shares committed to be released	—	—	519	602	—	—	1,121
Balance at September 30, 2026	19,238,111	$192	$171,507	$(14,656)	$230,546	$(21,016)	$366,573

The accompanying notes are an integral part of these consolidated financial statements.

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$21,765	$(8,622)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	2,003	1,909
Credit loss expense - loans	1,623	20,308
Credit loss expense (benefit) - off-balance sheet credit exposures	569	(82)
Net loss on sale of securities available for sale	—	619
Deferred income tax benefit	(1,926)	—
Gain on sale of loans	(93)	(150)
(Gain) loss on premises and equipment	(2)	351
Net amortization of securities	(817)	(225)
Proceeds from sale of loans	2,405	3,607
Loans originated for sale	(2,692)	(4,351)
Amortization of right-of-use assets	349	348
Amortization of subordinated debt issuance costs	99	99
Decrease in cash surrender value of bank-owned life insurance	(1,062)	(847)
Increase (decrease) in income tax receivable	3,328	(6,876)
Net change in accrued interest receivable	(51)	756
Stock-based compensation	77	—
ESOP expense	1,121	637
Issuance of common shares donated to the Avidia Bank Charitable Foundation(1)	—	9,000
Other, net	11,848	3,077
Net cash provided by operating activities	38,544	19,558
Cash flows from investing activities:
Securities available for sale
Maturities, principal payments, calls and sales	35,868	49,904
Purchases	(91,335)	(44,073)
Securities held to maturity
Maturities, principal payments, calls and sales	3,500	1,000
Purchases	(3,000)	—
Redemption of Federal Home Loan Bank stock	9,785	8,225
Purchases of Federal Home Loan Bank stock	(4,985)	(5,227)
Net change in loans	37,417	(94,464)
Purchases of bank owned life insurance	(10,000)	—
Proceeds from sale of premises and equipment	18	112
Purchases of premises and equipment	(2,135)	(3,491)
Net cash used by investing activities	(24,867)	(88,014)

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

Avidia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from financing activities:
Net change in deposits	78,366	12,746
Net proceeds from stock offering and issuance of common shares	—	186,195
Purchase of common shares by the ESOP	—	(16,061)
Net change in short-term Federal Home Loan Bank advances	(25,000)	(15,000)
Repayment of long-term Federal Home Loan Bank advances	(125,000)	(50,000)
Cash dividends declared and paid on common stock	(3,200)	—
Cash paid for shares repurchased under stock repurchase program	(23,997)	—
Net cash (used) provided by financing activities	(98,831)	117,880
Net change in cash and cash equivalents	(85,154)	49,424
Cash and due from banks at beginning of year	145,454	62,444
Cash and due from banks at end of year	$60,300	$111,868
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$28,571	$33,693
Income taxes paid, net of refunds	5,884	2,138

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

Management has evaluated subsequent events through the date these consolidated financial statements were issued. On October 22, 2026, the Company declared a cash dividend of $0.06 per common share, payable on or about November 30,

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

2026, to stockholders of record as of November 17, 2026. This dividend has been recorded in the Company's consolidated financial statements as of the declaration date. On October 13, 2026, the Company granted 489,500 shares of its common stock to certain executive officers and employees under the Avidia Bancorp, Inc. 2026 Equity Incentive Plan ("2026 Equity Plan"). The awards have a grant date fair value of $21.95 per share and vest in equal annual installments over five or six years, subject to the recipients' continued service through each applicable vesting date. The related stock-based compensation expense will be recognized over the five or six year requisite service period. No related expense was recognized for the three and nine months ended September 30, 2026. On October 13, 2026, the Company also granted options to purchase 1,187,000 shares of its common stock to certain executive officers and employees under its 2026 Equity Plan. The options have an exercise price of $21.95 per share, expire 10 years from the grant date, and vest in equal annual installments over five or six years, subject to the recipients' continued service through each applicable vesting date. The fair value was determined using the Black-Scholes option-pricing model. The related stock-based compensation expense will be recognized over the five or six year requisite service period. No related expense was recognized for the three and nine months ended September 30, 2026. On November 3, 2026, the Company completed its $30 million stock repurchase program. Subsequent to September 30, 2026, the Company repurchased 276,514 shares of its common stock for $6.2 million, bringing the total repurchases under the program to 1,355,565 shares for $30.0 million. No authorization remained available under the program following these purchases. There were no other subsequent events that require recognition and/or disclosure in the consolidated financial statements.

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

Tax Credit Investments

The Company invests in qualified affordable housing projects through limited liability entities to obtain tax benefits and to contribute to its local community. The Company has elected to account for these investments using the proportional amortization method whereby the amortization of the investment in the limited liability entity is in proportion to the tax credits utilized each year and amortization is recognized in the consolidated statements of operations as a component of income tax expense (benefit). These investments are reported in other assets in the consolidated balance sheets in the amounts of $730 thousand and $911 thousand at September 30, 2026 and December 31, 2025, respectively.

Segment Information

The Company's reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation. The Company recognizes stock-based compensation based on the grant-date fair value of the award, with no adjustment for estimated forfeitures, as forfeitures are recognized when they occur. For restricted stock awards and units, the Company recognizes compensation expense using the straight-line basis over the vesting period for the fair value of the award, measured at the grant date. For stock option awards, the Company values awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for these awards on a straight-line basis over the requisite service period for the entire award. Income tax benefits and/or tax deficiencies related to stock compensation, determined as the difference between compensation cost recognized for financial reporting purposes and the deduction for tax, are recognized in the income statement as income tax expense or benefit in the period in which they occur.

NOTE 3. RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, such as requiring the disclosure of specific categories in the rate reconciliation and the disaggregation of income tax expense and income taxes paid by federal, state, and foreign taxes. This ASU was adopted December 31, 2025, and it did not have a material impact on the Company’s consolidated financial statements.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

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

NOTE 4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available for sale and held to maturity, with gross unrealized gains and losses at the dates indicated:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$87,866	$—	$(6,188)	$81,678
Municipal securities	7,579	—	(943)	6,636
Mortgage-backed securities(1)	246,090	6	(21,001)	225,095
Total securities available for sale	$341,535	$6	$(28,132)	$313,409
Securities Held to Maturity
Corporate bonds	$500	$—	$(36)	$464
Subordinated debt securities	12,000	—	(271)	11,729
Total securities held to maturity	$12,500	$—	$(307)	$12,193

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$92,844	$157	$(4,810)	$88,191
Municipal securities	7,607	1	(458)	7,150
Mortgage-backed securities(1)	184,801	986	(11,989)	173,798
Total securities available for sale	$285,252	$1,144	$(17,257)	$269,139
Securities Held to Maturity
Corporate bonds	$500	$—	$(35)	$465
Subordinated debt securities	12,500	14	(378)	12,136
Total securities held to maturity	$13,000	$14	$(413)	$12,601

(1)
Mortgage-backed securities are issued by government-sponsored enterprises or federal agencies.

Management determined there was no allowance for credit losses ("ACL") required for securities available for sale and securities held to maturity as of September 30, 2026 or December 31, 2025.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2026 follows. Expected maturities will differ from contractual maturities because the issuers have, in certain instances, the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2026
Within 1 year	$26,234	$25,893	$1,000	$1,000
After 1 year through 5 years	54,196	49,774	3,000	2,968
After 5 years through 10 years	10,987	9,281	8,000	7,761
Over 10 years	4,028	3,366	500	464
Total securities with defined maturities	95,445	88,314	12,500	12,193
Mortgage-backed securities	246,090	225,095	—	—
Total	$341,535	$313,409	$12,500	$12,193

Investment securities with a carrying value of $91.5 million and $78.5 million were pledged as collateral at September 30, 2026 and December 31, 2025, respectively, for borrowings available through the Federal Reserve Bank of Boston discount window (see Note 8). Investment securities with a carrying value of $230.8 million and $188.7 million were pledged as collateral at September 30, 2026 and December 31, 2025, respectively, for borrowings available with the Federal Home Loan Bank (see Note 8).

During the three and nine months ended September 30, 2026, there were no sales of securities available for sale. During the nine months ended September 30, 2025, proceeds from sales of securities available for sale amounted to $8.3 million. During the three and nine months ended September 30, 2026, there were no gross gains or losses. During the three months ended September 30, 2025, there were no gross gains or losses. During the nine months ended September 30, 2025 there were gross losses of $619 thousand and no gross gains.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes securities in an unrealized loss position for which an ACL has not been recorded. Information pertaining to securities with gross unrealized losses at September 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2026
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$43	$10,961	$6,145	$68,716	$6,188	$79,677
Municipal securities	182	2,835	761	3,801	943	6,636
Mortgage-backed securities	6,515	155,839	14,486	67,827	21,001	223,666
Total securities available for sale	$6,740	$169,635	$21,392	$140,344	$28,132	$309,979

	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities Available for Sale
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,810	$72,028	$4,810	$72,028
Municipal securities	—	—	458	5,149	458	5,149
Mortgage-backed securities	111	16,478	11,878	84,462	11,989	100,940
Total securities available for sale	$111	$16,478	$17,146	$161,639	$17,257	$178,117

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

Held to maturity corporate bond and subordinated debt holdings are comprised of high credit quality financial institutions. High credit quality corporate bonds and subordinated debt obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of well capitalized and strong performing financial institutions. Accordingly, the Company determined that the expected credit loss on its held to maturity portfolio was immaterial, and therefore, an allowance was not carried on its held to maturity debt securities at September 30, 2026 and December 31, 2025.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of net loans as of September 30, 2026 and December 31, 2025 was as follows:

(In thousands)	September 30, 2026	December 31, 2025
Real estate loans
One to four family residential	$548,079	$518,225
Home equity and second mortgages	84,313	78,350
Commercial real estate	536,312	534,855
Commercial real estate multi-family	106,403	104,695
Construction & land	49,440	57,005
Total real estate loans	1,324,547	1,293,130
Commercial loans
Condominium associations	491,868	506,683
Other commercial & industrial	438,274	491,765
PPP loans	—	11
Total commercial loans	930,142	998,459
Consumer loans
Consumer	2,909	3,877
Total consumer loans	2,909	3,877
Total loans	2,257,598	2,295,466
Allowance for credit losses	(23,190)	(22,018)
Net deferred loan costs	3,224	3,000
Loans, net	$2,237,632	$2,276,448

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

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of September 30, 2026 and December 31, 2025, the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

The following tables present the activity in the ACL by portfolio segment for the three months ended September 30, 2026 and 2025:

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	Balance June 30, 2026	Credit loss expense / (benefit)	Loans charged-off	Recoveries	Balance September 30, 2026
Three Months Ended September 30, 2026
Real estate loans
One to four family residential	$3,396	$182	$—	$—	$3,578
Home equity and second mortgages	369	(1)	—	—	368
Commercial real estate	6,973	195	(960)	—	6,208
Commercial real estate multi-family	1,102	13	—	—	1,115
Construction & land	404	(240)	—	270	434
Total real estate loans	12,244	149	(960)	270	11,703
Commercial loans
Condominium associations	2,809	(74)	—	—	2,735
Other commercial & industrial	8,799	(53)	(248)	178	8,676
Total commercial loans	11,608	(127)	(248)	178	11,411
Consumer loans
Consumer	74	3	(5)	4	76
Credit cards	—	(6)	—	6	—
Total consumer loans	74	(3)	(5)	10	76
Total ACL on loans:	$23,926	$19	$(1,213)	$458	$23,190

	Balance	Credit loss			Balance
	June 30,	expense /	Loans		September 30,
(In thousands)	2025	(benefit)	charged-off	Recoveries	2025
Three Months Ended September 30, 2025
Real estate loans
One to four family residential	$2,625	$30	$—	$—	$2,655
Home equity and second mortgages	210	15	—	1	226
Commercial real estate	7,741	39	—	135	7,915
Commercial real estate multi-family	319	(8)	—	—	311
Construction & land	1,559	575	—	—	2,134
Total real estate loans	12,454	651	—	136	13,241
Commercial loans
Condominium associations	2,301	35	—	—	2,336
Other commercial & industrial	8,560	809	(844)	79	8,604
PPP loans	1	(1)	—	—	—
Total commercial loans	10,862	843	(844)	79	10,940
Consumer loans
Consumer	109	(10)	—	4	103
Credit cards	—	(4)	—	4	—
Total consumer loans	109	(14)	—	8	103
Total ACL on loans:	$23,425	$1,480	$(844)	$223	$24,284

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables present the activity in the ACL by portfolio segment for the nine months ended September 30, 2026 and 2025:

	Balance	Credit loss			Balance
	December 31,	expense /	Loans		September 30,
(In thousands)	2025	(benefit)	charged-off	Recoveries	2026
Nine Months Ended September 30, 2026
Real estate loans
One to four family residential	$3,437	$141	$—	$—	$3,578
Home equity and second mortgages	336	30	—	2	368
Commercial real estate	5,872	1,296	(960)	—	6,208
Commercial real estate multi-family	984	131	—	—	1,115
Construction & land	390	(780)	—	824	434
Total real estate loans	11,019	818	(960)	826	11,703
Commercial loans
Condominium associations	2,967	(232)	—	—	2,735
Other commercial & industrial	7,939	1,028	(499)	208	8,676
Total commercial loans	10,906	796	(499)	208	11,411
Consumer loans
Consumer	93	21	(50)	12	76
Credit cards	—	(12)	—	12	—
Total consumer loans	93	9	(50)	24	76
Total ACL on loans:	$22,018	$1,623	$(1,509)	$1,058	$23,190

(In thousands)	Balance December 31, 2024	Credit loss expense / (benefit)	Loans charged-off	Recoveries	Balance September 30,2025
Nine Months Ended September 30, 2025
Real estate loans
One to four family residential	$2,364	$291	$—	$—	$2,655
Home equity and second mortgages	189	34	—	3	226
Commercial real estate	7,522	223	—	170	7,915
Commercial real estate multi-family	326	(15)	—	—	311
Construction & land	586	18,297	(16,749)	—	2,134
Total real estate loans	10,987	18,830	(16,749)	173	13,241
Commercial loans
Condominium associations	2,839	(503)	—	—	2,336
Other commercial & industrial	7,889	1,888	(1,306)	133	8,604
PPP loans	—	—	—	—	—
Total commercial loans	10,728	1,385	(1,306)	133	10,940
Consumer loans
Consumer	26	104	(38)	11	103
Credit cards	—	(11)	—	11	—
Total consumer loans	26	93	(38)	22	103
Total ACL on loans:	$21,741	$20,308	$(18,093)	$328	$24,284

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company's estimated reserve for unfunded commitments amounted to $1.3 million and $693 thousand at September 30, 2026 and December 31, 2025 respectively. The Company's ACL on unfunded commitments is recognized as a liability and is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The risk ratings within the loan portfolio and current period charge-offs for the nine months ended September 30, 2026, by loan segment and origination year were as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
September 30, 2026
One to four family residential:
Risk Rating
Pass (Rated 1-5, M, P)	$81,586	$52,609	$25,814	$60,314	$124,527	$203,229	$—	$548,079
Total	$81,586	$52,609	$25,814	$60,314	$124,527	$203,229	$—	$548,079
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity and second mortgages:
Risk Rating
Pass (Rated 1-5, M, P)	$525	$133	$614	$1,329	$1,006	$2,210	$78,496	$84,313
Total	$525	$133	$614	$1,329	$1,006	$2,210	$78,496	$84,313
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk Rating
Pass (Rated 1-5, M, P)	$47,569	$86,408	$45,896	$19,665	$70,287	$234,351	$—	$504,176
Special Mention (6-7)	—	—	—	254	13,512	12,374	—	26,140
Substandard (8)	—	—	—	—	—	5,996	—	5,996
Total	$47,569	$86,408	$45,896	$19,919	$83,799	$252,721	$—	$536,312
Current period gross charge-offs	$—	$—	$—	$—	$—	$960	$—	$960
Commercial real estate multi-family:
Risk Rating
Pass (Rated 1-5, M, P)	$14,137	$25,492	$6,804	$9,418	$13,858	$36,694	$—	$106,403
Total	$14,137	$25,492	$6,804	$9,418	$13,858	$36,694	$—	$106,403
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land:
Risk Rating
Pass (Rated 1-5, M, P)	$6,778	$7,271	$9,367	$318	$13,836	$268	$4,230	$42,068
Special Mention (6-7)	—	—	—	—	7,372	—	—	7,372
Total	$6,778	$7,271	$9,367	$318	$21,208	$268	$4,230	$49,440
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Condominium associations:
Risk Rating
Pass (Rated 1-5, M, P)	$16,789	$19,671	$8,647	$35,691	$227,446	$183,624	$—	$491,868
Total	$16,789	$19,671	$8,647	$35,691	$227,446	$183,624	$—	$491,868
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial & industrial:
Risk Rating
Pass (Rated 1-5, M, P)	$36,756	$37,657	$40,900	$35,511	$41,927	$133,925	$76,718	$403,394
Special Mention (6-7)	380	84	—	173	—	7,107	1,810	9,554
Substandard (8)	—	4,023	78	114	57	3,670	12,819	20,761
Doubtful (9)	—	—	291	1,357	—	2,917	—	4,565
Total	$37,136	$41,764	$41,269	$37,155	$41,984	$147,619	$91,347	$438,274
Current period gross charge-off	$—	$—	$206	$—	$—	$244	$49	$499
Consumer:
Risk Rating
Pass (Rated 1-5, M, P)	$504	$402	$327	$462	$165	$957	$92	$2,909
Total	$504	$402	$327	$462	$165	$957	$92	$2,909
Current period gross charge-offs	$—	$—	$4	$—	$2	$44	$—	$50

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Commercial loans include factored accounts receivable in the recorded amount of $4.4 million and $2.2 million at September 30, 2026 and December 31, 2025, respectively, which is gross of cash reserves. At September 30, 2026 and December 31, 2025, cash reserves established from purchase price adjustments in total were $850 thousand and $352 thousand, respectively. The aging status of these loans and underlying receivables is not presented in the delinquency and nonaccrual disclosure tables. The financing agreements permit the Company to create and maintain from the purchase price of funded receivables a cash reserve in an operating deposit account controlled by the Company. The amount of the cash reserve is determined based on the risk profile of the borrower and the aging of outstanding funded accounts receivable. The Company may require borrowers to repurchase any funded accounts receivable that remains unpaid following 120 days after its invoice date.

At September 30, 2026 and December 31, 2025, funded accounts receivable unpaid 120 days or more in total were $894 thousand and $1.2 million, respectively. There were no impairments at September 30, 2026 and December 31, 2025.

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates presented. There were no loans past due 90 days or more and still accruing as of September 30, 2026. As of December 31, 2025, there was one loan with a balance of $2 thousand past due 90 days or more and still accruing. The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025.

	September 30, 2026
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$701	$701
Commercial real estate	4,935	4,935
Other commercial & industrial	6,072	12,115
Total	$11,708	$17,751

	December 31, 2025
(In thousands)	Nonaccrual with No ACL	Total Nonaccrual
One to four family residential	$720	$720
Commercial real estate	—	6,126
Construction & land	6,478	6,478
Other commercial & industrial	1,776	6,884
Total	$8,974	$20,208

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following is an aging analysis of past due loans (including nonaccrual) as of the balance sheet dates, by portfolio segment:

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2026
One to four family residential	$548,079	$543,239	$4,720	$120	$4,840
Home equity and second mortgages	84,313	84,115	198	—	198
Commercial real estate	536,312	536,312	—	—	—
Commercial real estate multi-family	106,403	106,403	—	—	—
Construction & land	49,440	49,440	—	—	—
Condominium associations	491,868	491,868	—	—	—
Other commercial & industrial	438,274	429,458	4,071	4,745	8,816
Consumer	2,909	2,908	1	—	1
Total loans	$2,257,598	$2,243,743	$8,990	$4,865	$13,855

(In thousands)	Loans Receivable (Amortized Cost)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2025
One to four family residential	$518,225	$514,916	$2,589	$720	$3,309
Home equity and second mortgages	78,350	77,953	397	—	397
Commercial real estate	534,855	534,855	—	—	—
Commercial real estate multi-family	104,695	104,695	—	—	—
Construction & land	57,005	50,527	—	6,478	6,478
Condominium associations	506,683	506,683	—	—	—
Other commercial & industrial	491,765	491,154	59	552	611
PPP loans	11	11	—	—	—
Consumer	3,877	3,818	57	2	59
Total loans	$2,295,466	$2,284,612	$3,102	$7,752	$10,854

For all loan segments, loans over 30 days contractually past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans by collateral type as of the balance sheet dates:

(In thousands)	Real Estate	All Business Assets	All Business Assets and Real Estate	Accounts Receivable and Real Estate	Total
September 30, 2026
One to four family residential	$701	$—	$—	$—	$701
Commercial real estate	5,996	—	—	—	5,996
Other commercial & industrial	—	2,128	1,379	140	3,647
Total	$6,697	$2,128	$1,379	$140	$10,344

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	Real Estate	All Business Assets	All Business Assets and Real Estate	Accounts Receivable	Total
December 31, 2025
One to four family residential	$761	$—	$—	$—	$761
Commercial real estate	6,126	—	—	—	6,126
Construction & land	6,478	—	—	—	6,478
Other commercial & industrial	—	162	1,390	261	1,813
Total	$13,365	$162	$1,390	$261	$15,178

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Modified Loans

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.

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

There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025, respectively by class and by type of modification. Only segments displayed in the table below have modified loans; there were no other loans experiencing financial difficulty and modified. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Payment Delay	Percent of Loan Segment
Three Months Ended September 30, 2025
Other commercial & industrial	$6,410	1.29%
Total	$6,410	0.28%

(Dollars in thousands)	Payment Delay	Principal Re- Advance	Combination Payment Delay and Term Extension	Percent of Loan Segment
Nine Months Ended September 30, 2025
Commercial real estate	$1,892	$—	$—	0.36%
Other commercial and industrial	6,695	3,258	19	2.01%
Total	$8,587	$3,258	$19	0.52%

The Company does not have any additional commitments to the borrowers included in the previous tables.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

For the three and nine months ended September 30, 2025, modifications related to payment delays had minimal financial effect. All modifications for the three months ended September 30, 2025 were related to payment delays. The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2025.

Weighted- Average Term Extension (months)
Nine Months Ended September 30, 2025
Other commercial & industrial	39

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts. As of September 30, 2026, all modifications to borrowers experiencing financial difficulty that had been modified in the last 12 months were performing in accordance with the modified terms.

As of September 30, 2025, the performance of such loans that had been modified in the prior 12 months are presented in the following table.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2025
One to four family residential	$—	$123	$2	$125
Commercial real estate	348	—	—	348
Other commercial & industrial	190	63	—	253
Total	$538	$186	$2	$726

There were no loans that had a payment default during the three and nine months ended September 30, 2026, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty.

There were no loans that had a payment default during the three months ended September 30, 2025, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty. The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2025, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty.

(In thousands)	Payment Delay	Total
Nine Months Ended September 30, 2025
One to four family residential	$2	$2
Total:	$2	$2

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or the portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

At September 30, 2026, there were no residential real estate loans in process of foreclosure. At December 31, 2025, residential real estate loans in process of foreclosure totaled $153 thousand.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Servicing Rights

The Company has transferred a portion of its originated commercial mortgage loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2026 and December 31, 2025, the Company was servicing commercial and commercial mortgage loans for participants aggregating $114.1 million and $123.6 million, respectively.

Residential real estate mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans serviced for others were $248.1 million and $261.1 million at September 30, 2026 and December 31, 2025, respectively. Servicing fee income was $184 thousand and $557 thousand for the three and nine months ended September 30, 2026, respectively. Servicing fee income was $204 thousand and $626 thousand for the three and nine months ended September 30, 2025, respectively. Certain of these loans were sold with recourse provisions. At September 30, 2026, the related maximum contingent recourse liability was $894 thousand, which is not recorded in the consolidated financial statements.

The Company records mortgage servicing rights (“MSRs”) on residential real estate loans sold and serviced for others. The risks inherent in MSRs relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The Company accounts for MSRs at fair value. The Company obtains valuations from independent third parties to determine the fair value of servicing rights. Key assumptions and inputs used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees. At September 30, 2026, the following weighted average assumptions were used in the calculation of fair value of MSRs: prepayment speed 5.88% and discount rate 9.50% to 12.50%.

The following summarizes changes to MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$3,168	$3,253	$3,033	$3,488
Payoffs	(88)	(75)	(169)	(227)
Changes in fair value	343	(29)	559	(112)
Ending balance	$3,423	$3,149	$3,423	$3,149

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

Cash Flow Hedges: The Company is party to interest rate swaps and an interest rate cap, to manage its exposure to interest rate changes. The Company had interest rate swaps with notional amounts totaling $85.0 million and $135.0 million as of September 30, 2026 and December 31, 2025, respectively. In April 2026, the Company entered into an interest rate cap with a notional amount of $25 million and a cap rate of 4.50%. The interest rate swaps and interest rate cap were designated as cash flow hedges and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps and the cap. Fair value of the contracts are reported on the

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

consolidated balance sheets as an asset or liability, with an offset to accumulated other comprehensive income (AOCI), net of income tax impacts, and with changes reflected in other comprehensive income.

The Company presents derivative positions gross on the consolidated balance sheets. The following table reflects the derivatives recorded on the consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$85,000	$881	$—	$—
Interest rate cap related to FHLB advances	25,000	357	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	103,212	9,182	105,318	5,958
Total included in other assets		$10,420		$5,958

Included in accrued expense and other liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps related to FHLB advances and agency securities	$—	$—	$135,000	$391
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	103,212	9,182	105,318	5,958
Total included in accrued expense and other liabilities		$9,182		$6,349

NOTE 7. DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	September 30, 2026	December 31, 2025
Non-interest-bearing demand	368,961	359,819
NOW	743,042	770,350
Money market	299,215	250,062
Regular and other savings	441,451	425,400
Total non-certificate deposits	1,852,669	1,805,631
Term certificate deposits of $250,000 and greater	159,270	152,589
Term certificate deposits less than $250,000	171,814	170,063
Term certificate deposits	331,084	322,652
Brokered certificate deposits	22,896	—
Total deposits	$2,206,649	$2,128,283

As of September 30, 2026, the aggregate amount of deposits, excluding subsidiary deposits, that meet or exceed the FDIC insurance limit of $250 thousand was $873.8 million.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

All the brokered term certificate deposits mature within one year and have a weighted average rate of 4.35%. Scheduled maturities and weighted average rates of non-brokered term certificate deposits for the next five years were as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$298,790	3.46%	$270,313	3.51%
Over 1 year to 2 years	25,350	3.43	44,029	3.71
Over 2 years to 3 years	3,240	3.12	3,850	3.28
Over 3 years to 4 years	3,079	3.05	2,884	3.34
Over 4 years to 5 years	625	2.29	1,576	3.01
Total	$331,084	3.45%	$322,652	3.53%

All deposits are fully insured due to the additional insurance provided to Massachusetts member banks, such as Avidia Bank, under the Depositors Insurance Fund, a private industry-sponsored insurance fund in Massachusetts that insures all deposits at Avidia Bank above FDIC limits.

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB of Boston advances consist of the following:

	September 30, 2026		December 31, 2025
Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Within 1 year	$110,000	4.12%	$240,000	4.34%
Over 1 year to 2 years	—	—	20,000	4.15
Total FHLB advances	$110,000	4.12%	$260,000	4.33%

The Bank also has an available $500 thousand line-of-credit with the FHLB at an interest rate that adjusts daily. There were no advances outstanding under this line-of-credit at September 30, 2026 and December 31, 2025. All borrowings from the FHLB are secured by a blanket lien on the Company’s residential real estate loans and certain commercial real estate loans in accordance with the FHLB’s policy requirements for qualified collateral.

The Bank also has $25.0 million in available lines-of-credit with correspondent banks. There were no advances outstanding under these lines-of-credit at September 30, 2026 and December 31, 2025.

The Bank has agreements with the Federal Reserve Bank of Boston for borrowings at the discount window and through the borrower-in-custody program. The terms of these agreements call for the pledging of assets as security for all obligations of the Bank under these agreements (See Note 4). At September 30, 2026 and December 31, 2025, there were no borrowings outstanding under either agreement.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The subordinated debt is payable in full by June 2032; earlier prepayment is permitted after five years. Interest is paid semi-annually at a fixed rate of 4.50% until June 1, 2027 and thereafter the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR (provided, however, that in the event three-month SOFR is less than zero, three-month SOFR shall be deemed to be zero) plus 167 basis points. For both the three and nine months ended September 30, 2026 and 2025, contractual interest expense on the subordinated debt amounted to $315 thousand and $945 thousand, respectively. For the three and nine months ended September 30, 2026, amortization of debt issuance costs was $40 thousand and $99 thousand, respectively. For the three and nine months ended September 30, 2025, amortization of debt issuance costs was $40 thousand and $99 thousand, respectively. The recorded balance of this debt, net of debt issuance costs, was $27.9 million and $27.8 million at September 30, 2026 and December 31, 2025, respectively.

NOTE 10. OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company has leases pertaining to bank premises and vehicles with remaining lease terms of 3 to 13 years, some of which include renewal or termination options to extend the lease. Most of the Company’s leases are classified as operating leases. Lease expense for the operating leases is recognized on a straight-line basis over the lease term. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated balance sheets:

(In thousands)		September 30, 2026	December 31, 2025
Lease right-of-use assets:
Operating leases	Premises and equipment, net	$4,814	$5,163
Finance leases	Premises and equipment, net	429	445
Total lease right-of-use assets		$5,243	$5,608

Lease liabilities:
Operating leases	Accrued expenses and other liabilities	$4,982	$5,297
Finance leases	Accrued expenses and other liabilities	367	397
Total lease liabilities		$5,349	$5,694

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

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	9.29	10.01
Finance leases	6.75	7.58

Weighted-average discount rate
Operating leases liabilities	6.46%	6.47%
Finance lease liabilities	4.00%	4.00%

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the components of lease expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating lease expense:
Operating lease cost	$199	$199	$597	$599
Variable lease cost	6	6	19	19
Total lease cost, net	$205	$205	$616	$618

The following table presents the components of lease expense for finance leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Finance lease expense:
Amortization of right-of-use asset	$5	$5	$16	$16
Interest on lease liabilities	4	4	11	12
Total lease cost, net	$9	$9	$27	$28

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$188	$184	$563	$555
Operating cash flows from finance leases	10	9	30	28
Financing cash flows from finance leases	4	4	11	12

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2026 are as follows:

(In thousands)	Operating Leases	Finance Leases
2026	$189	$14
2027	765	57
2028	778	59
2029	765	60
2030	673	62
Thereafter	3,363	169
Total undiscounted lease payments	$6,533	$421
Less: imputed interest	1,551	54
Net lease liabilities	$4,982	$367

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Employment Agreements

The Company has entered into employment agreements with certain executives. The agreements generally provide for specified minimum levels of annual compensation and benefits for a certain period of time. In addition, the agreements provide for specified lump sum payments and the continuation of benefits upon certain events of termination, as defined in the agreements.

Litigation

At September 30, 2026, the Company was involved in various pending lawsuits, which management has reviewed and has taken into consideration the view of legal counsel as to their expected outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Off-balance-sheet financial instruments whose contract amounts represent credit risk include the following:

(In thousands)	September 30, 2026	December 31, 2025
Unadvanced lines of credit	$303,476	$258,739
Unadvanced construction loans	54,697	27,799
Residential mortgage loan commitments	6,788	3,976
Commercial and mortgage loan commitments	52,020	51,947
Standby letters of credit	4,054	4,726
Total	$421,035	$347,187

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

The regulations require minimum ratios of total capital, common equity Tier 1 capital and Tier 1 capital to risk-weighted assets and a minimum leverage ratio for all banking organizations as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At September 30, 2026, the Bank exceeded each of the applicable regulatory capital requirements including the capital conservation buffer.

As of September 30, 2026 and December 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank must maintain minimum Total Risk-Based Capital, Common Equity Tier 1 Risk-based, Tier 1 Risk-based, and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025 are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Company
Total Risk-Based Capital:	$428,021	19.7%	$173,896	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	375,654	17.3	97,817	4.5	N/A	N/A
Tier 1 Risk-Based Capital:	375,654	17.3	130,422	6.0	N/A	N/A
Tier 1 Leverage Capital:	375,654	13.7	86,948	4.0	N/A	N/A
Bank
Total Risk-Based Capital:	$361,309	16.6%	$174,091	8.0%	$217,613	10.0%
Common Equity Tier 1 Risk-Based Capital	336,856	15.5	97,926	4.5	141,449	6.5
Tier 1 Risk-Based Capital:	336,856	15.5	130,568	6.0	174,091	8.0
Tier 1 Leverage Capital:	336,856	12.3	87,045	4.0	108,807	5.0

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company
Total Risk-Based Capital:	$430,414	19.7%	$175,124	8.0%	N/A	N/A
Common Equity Tier 1 Risk-Based Capital	379,888	17.4	98,507	4.5	N/A	N/A
Tier 1 Risk-Based Capital:	379,888	17.4	131,343	6.0	N/A	N/A
Tier 1 Leverage Capital:	379,888	13.8	87,562	4.0	N/A	N/A
Bank
Total Risk-Based Capital:	$349,160	15.9%	$176,232	8.0%	$220,290	10.0%
Common Equity Tier 1 Risk-Based Capital	326,448	14.8	99,130	4.5	143,188	6.5
Tier 1 Risk-Based Capital:	326,448	14.8	132,174	6.0	176,232	8.0
Tier 1 Leverage Capital:	326,448	11.9	88,116	4.0	110,145	5.0

The Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FDIC and the Massachusetts Division of Banks.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2026	December 31, 2025
Net unrealized loss on securities available for sale	$(28,126)	$(16,113)
Tax effect	6,220	3,565

Net gain (loss) on swaps	1,238	(391)
Tax effect	(348)	110
Accumulated other comprehensive loss	$(21,016)	$(12,829)

NOTE 13. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers a 401(k) Plan to employees. Employees may contribute a percentage of their compensation subject to certain limits based on federal tax laws. The Company makes 401(k) Plan matching contributions equal to 100% of the first 5% of an employee’s compensation contributed to the 401(k) Plan. For the three and nine months ended September 30, 2026, expense attributable to the 401(k) Plan amounted to $305 thousand and $1.0 million, respectively. For the three and nine months ended September 30, 2025, expense attributable to the 401(k) Plan amounted to $301 thousand and $1.0 million, respectively.

Director and Executive Retirement Plans

The Company has adopted retirement benefit plans for the benefit of all members of the Board of Trustees of the Company and certain senior executives. Benefits are being accrued over the directors’ and executives’ required service periods. At September 30, 2026 and December 31, 2025, the Company has accrued $9.7 million and $8.9 million, respectively, related to these plans. For the three and nine months ended September 30, 2026, expenses related to these plans amounted to $242

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

thousand and $707 thousand, respectively. For the three and nine months ended September 30, 2025, expenses related to these plans amounted to $214 thousand and $1.0 million, respectively.

Incentive Compensation Plan

The Company has an Employee Bonus and Management Incentive Compensation Plan (the “Bonus Plan”) in which employees are eligible to participate. The Bonus Plan provides for awards based on a combination of Company and individual performance objectives being met subject to the approval of the Board of Directors. For the three and nine months ended September 30, 2026, the amount charged to expense under the Bonus Plan amounted to $1.4 million and $4.1 million, respectively. For the three and nine months ended September 30, 2025, expenses related to the Bonus Plan amounted to $846 thousand and $2.5 million, respectively.

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

For the three and nine months ended September 30, 2026, the expenses related to the ESOP plan amounted to $391 thousand and $1.1 million, respectively. The following table presents share information held by the ESOP:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Allocated shares	80,305	—
Shares committed to be released	60,229	80,305
Unallocated shares	1,465,566	1,525,795
Total shares	1,606,100	1,606,100

Fair value of unallocated shares(1)	$31,656	$25,649

(1) Estimated fair value of unallocated shares based on the September 30, 2026 closing market price of $21.60 per share.

2026 Equity Incentive Plan

On September 15, 2026, the stockholders of the Company approved the Avidia Bancorp, Inc. 2026 Equity Incentive Plan ("2026 Equity Plan"). The 2026 Equity Plan provides for the issuance of up to 2,810,675 shares of common stock pursuant to grants of restricted stock awards ("RSAs"), restricted stock units ("RSUs"), non-qualified stock options (“NQSOs”), and incentive stock options (“ISOs”), any or all of which can be granted with performance-based vesting conditions. ISOs may be granted only to employees of Avidia Bancorp and its subsidiaries and affiliates.

Shares may be awarded from the Company's authorized but unissued shares. If a participant leaves the Company prior to the anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest. Unless the Compensation Committee determines otherwise with respect to any RSAs and specifies such determination in the relevant RSA agreement, a

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

participant shall have voting rights related to unvested, non-forfeited RSAs and the voting rights may be exercised by the participant at their discretion. RSUs have no voting rights.

Restricted Stock Awards and Units

Under the 2026 Equity Plan, 803,050 shares may be issued as RSAs or RSUs, including those issued as performance shares and performance share units ('PSUs").

On September 16, 2026, the Company awarded 240,912 shares of RSAs with a grant date fair value of $22.29 per share. The RSAs were measured based on the closing price on the grant date. These RSAs vest incrementally over five years. During the three and nine months ended September 30, 2026, the stock compensation expense related to RSAs was $41 thousand. There were no RSAs issued or outstanding during the three and nine months ended September 30, 2025.

Three and Nine Months Ended September 30, 2026	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested balance at beginning of period	—	$—
Granted	240,912	22.29
Vested	—	—
Forfeited	—	—
Non-vested balance at end of period	240,912	$22.29

As of September 30, 2026, there was $5.3 million of total unrecognized compensation cost related to non-vested shares granted under the 2026 Equity Plan. The cost is expected to be recognized over a weighted-average period of 5 years. There were no shares vested as of September 30, 2026.

Stock Options

Under the 2026 Equity Plan, 2,007,625 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company's authorized but unissued shares. If a participant leaves the Company prior to the anniversary date of an award, any unvested shares are forfeited.

On September 16, 2026, the Company granted 602,280 shares of NQSOs with a fair value of $7.78 per option. The NQSOs were measured using the Black-Scholes option-pricing method. Expected volatility is based on a blended approach of debt-levered volatility and time-weighted average of the historical volatility for the Company and the volatility of a group of peers. The Company estimated the expected life of the stock options by assuming that all outstanding options will be exercised at the midpoint of the vesting date and the full contractual term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield assumption was developed using the average of the current and announced quarterly dividend amounts, to balance the current and expected dividend payments. The fair value of the options granted was determined using the following weighted-average assumptions as of the grant date.

Risk-free interest rate	4.86%
Expected term	6.5 years
Expected stock price volatility	30.54%
Dividend yield	1.44%

These NQSOs vest incrementally over five years and have a contractual term of ten years. During the three and nine months ended September 30, 2026, the stock compensation expense related to NQSOs was $36 thousand. There were no stock options issued or outstanding during the three and nine months ended September 30, 2025.

A summary of the activity in the stock option plan for the three and nine months ended September 30, 2026 follows:

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—	—	$—
Granted	602,280	22.29	10	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of year	602,280	$22.29	10	$—

Fully vested and expected to vest	—	$—	—	$—

Exercisable at end of year	—	$—	—	$—

The weighted average fair value of options granted during the three and nine months ended September 30, 2026 was $4.7 million. There were no options exercised during the three and nine months ended September 30, 2026. As of September 30, 2026, there was $4.6 million of total unrecognized compensation cost related to non-vested stock options granted under the 2026 Equity Plan. The cost is expected to be recognized over a weighted-average period of 5 years.

NOTE 14. FAIR VALUE MEASUREMENTS

The Company determines the fair value of its instruments based on the requirements established in the ASC Topic 820: Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value under U.S. GAAP and requires an entity to maximize the use of observable inputs when measuring fair value. ASC 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Individually analyzed loans - Certain individually analyzed loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the ACL. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable Level 3 inputs for specific properties. The ACL calculated for the collateral-based individually analyzed loans outstanding at September 30, 2026 and December 31, 2025 was $2.7 million and $805 thousand, respectively.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data. Management has estimated fair values of loans held for sale using Level 2 inputs.

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$—	$313,409	$—	$313,409
MSRs	—	3,423	—	3,423
Interest rate swaps and cap	—	10,420	—	10,420
Total assets	$—	$327,252	$—	$327,252

Liabilities
Interest rate swaps	$—	$9,182	$—	$9,182
Total liabilities	$—	$9,182	$—	$9,182

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$—	$269,139	$—	$269,139
MSRs	—	3,033	—	3,033
Interest rate swaps	—	5,958	—	5,958
Total assets	$—	$278,130	$—	$278,130

Liabilities
Interest rate swaps	$—	$6,349	$—	$6,349
Total liabilities	$—	$6,349	$—	$6,349

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at September 30, 2026 or December 31, 2025.

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$9,479	$9,479
Loans held for sale	—	780	—	780
Total	$—	$780	$9,479	$10,259

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Individually analyzed loans	$—	$—	$6,873	$6,873
Loans held for sale	—	400	—	400
Total	$—	$400	$6,873	$7,273

There were no transfers between levels during the three and nine months ended September 30, 2026.

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

The carrying amounts and estimated fair values of the Company’s consolidated financial instruments as of the balance sheet dates were as follows:

	September 30, 2026
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$60,300	$60,300	$60,300	$—	$—
Securities available for sale	313,409	313,409	—	313,409	—
Securities held to maturity	12,500	12,193	—	12,193	—
Federal Home Loan Bank stock	7,001	7,001	—	7,001	—
Loans, net	2,237,632	2,151,853	—	—	2,151,853
Loans held for sale	780	780	—	780	—
Accrued interest receivable	8,588	8,588	—	8,588	—
Bank-owned life insurance	47,722	47,722	—	47,722	—
MSRs	3,423	3,423	—	3,423	—
Financial liabilities:
Deposits, other than certificates of deposit	1,852,669	1,852,669	—	1,852,669	—
Certificates of deposit	331,084	328,754	—	328,754	—
Brokered certificates of deposit	22,896	22,597	—	22,597	—
Federal Home Loan Bank advances	110,000	109,982	—	109,982	—
Subordinated debt	27,914	23,911	—	23,911	—
Accrued interest payable	1,081	1,081	—	1,081	—

	December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$145,454	$145,454	$145,454	$—	$—
Securities available for sale	269,139	269,139	—	269,139	—
Securities held to maturity	13,000	12,601	—	12,601	—
Federal Home Loan Bank stock	11,801	11,801	—	11,801	—
Loans, net	2,276,448	2,155,617	—	—	2,155,617
Loans held for sale	400	400	—	400	—
Accrued interest receivable	8,537	8,537	—	8,537	—
Bank-owned life insurance	36,660	36,660	—	36,660	—
MSRs	3,033	3,033	—	3,033	—
Financial liabilities:
Deposits, other than certificates of deposit	1,805,631	1,805,631	—	1,805,631	—
Certificates of deposit	322,652	322,172	—	322,172	—
Federal Home Loan Bank advances	260,000	260,687	—	260,687	—
Subordinated debt	27,815	25,242	—	25,242	—
Accrued interest payable	1,505	1,505	—	1,505	—

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

Avidia Bancorp, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 15. EARNINGS PER SHARE

Basic earnings per share ("EPS") represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect for both the three and nine months ended September 30, 2026 and 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$8,601	$(907)	$21,765	$(8,622)

Average number of common shares outstanding	19,764,740	20,076,250	19,971,272	20,076,250
Less: average unallocated ESOP shares	1,478,805	1,555,801	1,498,684	1,555,801
Less: average number of unvested stock awards	39,279	—	9,900	—
Average number of basic and diluted shares outstanding	18,246,656	18,520,449	18,462,688	18,520,449
Earnings per common share:
Basic	$0.47	$(0.05)	$1.18	$(0.47)
Diluted	$0.47	$(0.05)	$1.18	$(0.47)

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

Changes in the ACL are recorded as credit loss expense (or benefit). Losses are charged against the allowance when management confirms that an available for sale debt security is uncollectible or when either criterion related to intent or requirement to sell is met.

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

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Given the rarity of subordinated debt and corporate bond defaults and losses, we utilize external third-party financial analysis models as the sole source of default and loss rates. Management may exercise discretion to make adjustments based on various qualitative factors. Changes in the ACL are recorded as credit loss expense (or benefit). A held to maturity debt security is written-off in the period in which a determination is made that all or a portion of the financial asset is uncollectible. Any previously recorded allowance, if any, is reversed and then the amortized cost basis is written down to the amount deemed to be collectible, if any.

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

Goodwill. Goodwill is recognized when the fair value of consideration transferred in an acquisition is greater than the fair value of assets acquired and liabilities assumed. Goodwill has an indefinite useful life and is evaluated on at least an annual basis for potential impairment, and more often if circumstances warrant more frequent evaluations. An impairment loss is recognized to the extent that the carrying value exceeds fair value. Significant judgment and assumptions are utilized by management in the impairment analysis. Avidia Bank was created by a merger between Hudson Savings Bank and The Westborough Savings Bank in 2007. Goodwill of $11.9 million resulting from the merger is not amortized but is evaluated for impairment on an annual basis. Impairment of goodwill is recognized in earnings. As of September 30, 2026, no impairment has been recognized.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings Data:
Net interest income	$25,503	$23,432	$73,450	$63,260
Total non-interest income	5,652	4,526	15,840	13,502
Total net revenue	31,155	27,958	89,290	76,762
Total non-interest expense	19,380	28,369	57,875	69,966
Credit loss expense	211	1,540	2,192	20,226
Income (loss) before income tax expense	11,564	(1,951)	29,223	(13,430)
Net income (loss)	8,601	(907)	21,765	(8,622)

Per-Share Data:
Earnings (loss) per share, basic	$0.47	$(0.05)	$1.18	$(0.47)
Earnings (loss) per share, diluted	0.47	(0.05)	1.18	(0.47)
Book value per share	19.05	18.53	19.05	18.53
Tangible book value per share (non-GAAP)(1)	18.43	17.94	18.43	17.94

Performance Ratios:
Return on average assets (annualized)	1.24%	(0.13)%	1.05%	(0.42)%
Return on average equity (annualized)	8.79	(1.14)	7.54	(4.94)
Return on average tangible common equity (non-GAAP)(1)	9.06	(1.18)	7.78	(5.21)
Net interest margin(2)	3.86	3.43	3.70	3.23
Interest rate spread (3)	3.38	2.91	3.22	2.77
Yield on loans	5.55	5.21	5.42	5.19
Cost of deposits	1.35	1.32	1.33	1.40
Cost of funds	1.88	2.06	1.90	2.17
Non-interest income as a percentage of average assets	0.81	0.64	0.76	0.66
Non-interest expense as a percentage of average assets	2.79	4.02	2.79	3.42
Efficiency ratio(4)	62.21	101.47	64.82	91.15
Total loans as a percentage of total deposits	102.45	109.39	102.45	109.58
Average interest-earning assets as a percentage of average interest-bearing liabilities	133.94	134.52	133.91	127.07

Balance Sheet, (end of period):
Total assets	$2,775,104	$2,787,010	$2,775,104	$2,787,010
Total earning assets	2,636,812	2,669,662	2,636,812	2,669,662
Total loans	2,260,822	2,274,747	2,260,822	2,274,747
Total deposits	2,206,649	2,079,578	2,206,649	2,075,868
Total stockholders' equity	366,573	372,037	366,573	372,037

Asset Quality:
Allowance for credit losses	$23,190	$24,284	$23,190	$24,284
Allowance for credit losses as a percentage of total loans	1.03%	1.07%	1.03%	1.07%
Allowance for credit losses as a percentage of nonperforming loans	130.64	137.79	130.64	137.79
Allowance for credit losses as a percentage of nonaccrual loans	130.64	137.79	130.64	137.79
Nonaccrual loans as a percentage of total loans	0.79	0.77	0.79	0.77
Net loan charge-offs as a percentage of average loans (annualized)	(0.13)	(0.11)	(0.03)	(1.06)
Total nonaccrual assets as a percentage of total assets	0.64	0.63	0.64	0.63
Total nonperforming assets as a percentage of total assets	0.64	0.63	0.64	0.63

Capital Ratios:
Total stockholders' equity as a percentage of total assets	13.21%	13.35%	13.21%	13.35%
Tangible common stockholders' equity as a percentage of tangible assets (non-GAAP)(1)	12.83	12.95	12.83	12.95
Total capital as a percentage of risk-weighted assets	19.69	19.89	19.69	19.89
Common equity tier 1 capital as a percentage of risk-weighted assets	17.28	17.42	17.28	17.42
Tier 1 capital as a percentage of average assets	13.73	13.11	13.73	13.11

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

	As of
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025
Tangible common stockholders' equity:
Total stockholders' equity (GAAP)	$366,573	$372,037
Less: Goodwill	11,936	11,936
Tangible common stockholders' equity (non-GAAP)	$354,637	$360,101

Tangible assets:
Total assets (GAAP)	$2,775,104	$2,787,010
Less: Goodwill	11,936	11,936
Tangible assets (non-GAAP)	$2,763,168	$2,775,074

Average tangible common stockholders' equity:
Average total stockholders' equity (GAAP)	$388,383	$317,426
Less: Average goodwill	11,936	11,936
Average tangible common stockholders' equity (non-GAAP)	$376,447	$305,490

Stockholders' equity to assets (GAAP)	13.21%	13.35%
Tangible stockholders' equity to tangible assets (non-GAAP)	12.83%	12.95%
Return on average equity (GAAP)	8.79%	(1.14)%
Return on average tangible common equity (non-GAAP)	9.06%	(1.18)%

Common shares outstanding, including unallocated ESOP shares	19,238,111	20,076,000

Book value per common share (GAAP)	$19.05	$18.53
Tangible book value per common share (non-GAAP)	$18.43	$17.94

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Summary. Total assets were $2.78 billion at September 30, 2026, decreasing $62 million, or 2%, since year-end 2025.

Excess cash from the 2025 initial public stock offering and deposit growth was invested into securities and used to reduce borrowings. In 2026, the Company initiated quarterly stockholder cash dividends, as well as stock repurchases. The improvements in the balance sheet structure supported an increase in the net interest margin and have contributed to the improved performance ratios.

Short-term Investments. Short-term investments, primarily in the form of cash at the Federal Reserve, decreased $87 million year-to-date to $42 million at period-end, continuing the reinvestment of proceeds from the July 2025 initial public stock offering.

Total Securities. Total securities increased $44 million to $326 million due to continued purchases of mortgage-backed securities from the deployment of available cash.

Total Loans. Total loans decreased $38 million, or 2%, to $2.26 billion since year-end 2025 due primarily to a $68 million decrease in commercial loans. The decrease in commercial loans included a $15 million decrease in condominium association loans in addition to the prepayment of a $23 million commercial solar loan. The decrease in commercial loans was partially offset by a $30 million increase in residential mortgages, which included the purchase of a $21 million portfolio of in-market, adjustable-rate mortgage loans from a local correspondent bank in the third quarter. Loans categorized as commercial real estate totaled $536 million at period-end and measured 24% of total loans, compared to 23% at year-end 2025.

Asset Quality. Nonaccrual loans decreased by $2.5 million to $17.8 million during the first nine months of 2026 due primarily to the successful workout of $6.5 million in nonaccrual construction loans, partially offset by a $5.2 million increase in nonaccrual commercial & industrial loans.

Nonaccrual loans measured 0.79% of total loans at period-end, compared to 0.88% at year-end 2025. Net loan charge-offs were $451 thousand for the first nine months of the year as the Company realized $1.1 million in recoveries. The allowance for credit losses increased $1.2 million to $23.2 million, increasing to 1.03% of total loans at September 30, 2026 from 0.96% at year-end 2025. The ratio of the allowance to nonaccrual loans measured 131% and 109% at these dates, respectively. Total criticized loans (rated special mention or lower) decreased to $74 million, or 4.6% of commercial related loans at the end of the third quarter, compared to $104 million, or 6.1%, at the start of the year.

On October 30, 2026, a borrower associated with a $10.6 million commercial lending relationship filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and the related loans became delinquent. These loans were not delinquent as of September 30, 2026.

Total Deposits. Deposits increased by $78 million for the year, or 4%, to $2.21 billion at September 30, 2026, primarily due to a $49 million increase in money market deposits and the purchase of $23 million in brokered deposits in September. A $27 million decrease in NOW accounts was more than offset by increases in demand, savings, and regular certificate of deposit balances. Deposit growth was primarily related to increases in commercial related balances. Lower cost transaction accounts (demand and NOW) were 50% of total deposits at September 30, 2026.

Borrowings. Federal Home Loan Bank advances decreased by $150 million to $110 million year-to-date due primarily to the use of cash on hand and deposit growth to reduce higher cost borrowings.

Total Stockholders’ Equity. Stockholders’ equity decreased by $12 million, or 3%, to $367 million in the first nine months of the year. Year to date, the Company recorded $24 million of stock repurchases, which was mostly offset by $22 million of net income. Equity was further reduced as the Company paid $3 million in common stock dividends and recorded an $8 million increase in accumulated other comprehensive loss as higher market rates reduced the value of the available for sale portfolio.

The Company announced its board-approved $30 million stock repurchase program on August 4, 2026. During the third quarter, the Company repurchased 1,079,051 shares (5.4% of outstanding shares). Subsequent to quarter-end, the Company completed the repurchase program, purchasing an additional $6 million of stock, totaling 276,514 shares, and bringing total repurchases to 6.75% of year-end 2025 outstanding shares.

In September, stockholders approved the 2026 Equity Incentive Plan, which reserves a total pool of 2,810,675 shares for equity compensation awards. In September, the Company made Director grants for 843,192 shares with five year vesting consisting of 240,912 restricted stock awards and 602,280 options. Subsequent to quarter-end, the Company made management grants for 1,676,500 shares with five or six year vesting consisting of 489,500 restricted stock awards and 1,187,000 options.

Total shares outstanding at September 30, 2026 were 19.2 million, a decrease of 838 thousand, or 4%, from 20.1 million at year-end 2025. The decrease from stock buybacks was partially offset by the impact of restricted stock awards. Book value per share was $19.05 at period-end, compared to $18.88 at year-end 2025. The non-GAAP measure of tangible book value per share was $18.43 and $18.28 at these respective dates.

Stockholders' equity to total assets was 13.2% at period-end and the non-GAAP measure of tangible common equity to tangible assets was 12.8%. At that date, the regulatory ratio of common equity tier 1 capital as a percentage of risk-weighted assets was 17.3%.

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

	For the Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$33,751	$164	1.93%	$150,428	$1,588	4.19%
Securities	332,915	3,016	3.59	292,031	2,567	3.49
Loans	2,257,327	31,585	5.55	2,264,095	29,727	5.21
Total interest-earning assets	2,623,993	34,765	5.26	2,706,554	33,882	4.97
Non-interest-earning assets	128,312			116,574
Total assets	$2,752,305			$2,823,128
Interest-bearing liabilities:
NOW accounts	$732,338	1,121	0.61%	$704,708	833	0.47%
Money market accounts	293,575	1,016	1.37	274,203	918	1.33
Regular and other savings accounts	432,521	2,314	2.12	411,941	2,407	2.32
Certificates of deposit	325,804	2,859	3.48	322,638	2,958	3.64
Brokered certificates of deposit	249	3	4.78	12,000	152	5.03
Total interest-bearing deposits	1,784,487	7,313	1.63	1,725,490	7,268	1.67
Federal Home Loan Bank advances	146,646	1,594	4.31	258,782	2,827	4.33
Subordinated debt	27,890	355	5.05	27,753	355	5.07
Total interest-bearing liabilities	1,959,023	9,262	1.88	2,012,025	10,450	2.06
Noninterest-bearing demand deposits	359,349			458,900
Other noninterest-bearing liabilities	45,550			34,777
Total liabilities	2,363,922			2,505,702
Total capital	388,383			317,426
Total liabilities and capital	$2,752,305			$2,823,128
Net interest income		$25,503			$23,432
Net interest rate spread (1)			3.38%			2.91%
Net interest-earning assets (2)	$664,970			$694,529
Total deposits	2,143,836			2,184,390
Net interest margin (3)			3.86%			3.43%
Cost of deposits			1.35%			1.32%
Cost of funds			1.88%			2.06%
Average interest-earning assets to interest-bearing liabilities			133.94%			134.52%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Cash and short-term investments	$67,067	$1,306	2.60%	$85,378	$2,224	3.48%
Securities	317,980	8,437	3.55	297,462	7,774	3.49
Loans	2,267,991	91,860	5.42	2,236,493	86,791	5.19
Total interest-earning assets	2,653,038	101,603	5.12	2,619,333	96,789	4.94
Noninterest-earning assets	123,291			116,637
Total assets	$2,776,329			$2,735,970
Interest-bearing liabilities:
NOW accounts	$736,991	3,156	0.57%	$697,445	2,241	0.43%
Money market accounts	274,669	2,653	1.29	270,213	2,608	1.29
Regular and other savings accounts	433,217	6,873	2.12	398,830	6,783	2.27
Certificates of deposit	323,778	8,504	3.51	339,011	9,946	3.92
Brokered certificates of deposit	84	3	4.78	17,330	663	5.12
Total interest-bearing deposits	1,768,739	21,189	1.60	1,722,829	22,241	1.73
Federal Home Loan Bank advances	184,595	5,905	4.28	310,654	10,267	4.42
Subordinated debt	27,858	1,059	5.08	27,844	1,021	4.90
Total interest-bearing liabilities	1,981,192	28,153	1.90	2,061,327	33,529	2.17
Noninterest-bearing demand deposits	367,097			403,764
Other noninterest-bearing liabilities	42,192			37,683
Total liabilities	2,390,481			2,502,774
Total capital	385,848			233,196
Total liabilities and capital	$2,776,329			$2,735,970
Net interest income		$73,450			$63,260
Net interest rate spread (1)			3.22%			2.77%
Net interest-earning assets (2)	$671,846			$558,006
Total deposits	2,135,836			2,126,593
Net interest margin (3)			3.70%			3.23%
Cost of deposits			1.33%			1.40%
Cost of funds			1.90%			2.17%
Average interest-earning assets to interest-bearing liabilities			133.91%			127.07%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2026 and 2025

Net Income/Loss. Third quarter net income was $8.6 million in 2026, compared to a $0.9 million net loss in the third quarter of 2025. The 2025 loss was due to a $10 million contribution to the Avidia Bank Charitable Foundation in connection with the Company’s initial public stock offering in that period.

Earnings per share measured $0.47 in the third quarter of 2026. During the quarter, the efficiency ratio measured 62.2%, return on assets was 1.24%, return on equity was 8.79%, and the non-GAAP financial measure of return on tangible common equity was 9.06%.

Net income for the first nine months of the year was $21.8 million in 2026 compared to a net loss of $8.6 million in 2025. The net loss in 2025 was due to the previously mentioned contribution in the third quarter of 2025, as well as an $18.8 million credit loss expense related primarily to one commercial loan in the first quarter of 2025. Earnings per share for the first nine months of 2026 measured $1.18. For this period, return on assets measured 1.05%, return on equity was 7.54%, and the non-GAAP measure of return on tangible common equity was 7.78%.

Net Interest Income. Third quarter net interest income increased year-over-year by $2.1 million, or 9%. Loan interest income increased $1.9 million due to a 34 basis point increase in the loan yield, including a $692 thousand penalty on the prepayment of a large commercial loan. Interest income on investment securities increased $449 thousand, reflecting $41 million in average balance growth. The third quarter net interest margin improved to 3.86% from 3.43% and included the benefit of an 18 basis point reduction in the cost of funds due to a reduction in higher cost borrowings.

Year to date net interest income increased year-over-year by $10.2 million, due to the use of cash and deposit growth to reduce higher cost borrowings and increase earning assets. The nine month net interest margin increased year-over-year to 3.70% from 3.23%. Average earning assets increased $34 million, or 1% and the yield on earning assets increased to 5.12% from 4.94%.

Credit Loss Expense. Based on management’s analysis of the adequacy of the allowance for credit losses, third quarter credit loss expense was $211 thousand in 2026 and $1.5 million in 2025. For the first nine months of the year, the expense was $2.2 million and $20.2 million, respectively. The $18 million decrease year-to-year was primarily due to the impact in 2025 of a $16.7 million land loan charge-off recorded in the first quarter of that year. Year-to-date credit loss expense decreased by $1.3 million excluding this 2025 charge-off, reflecting changes in the loan portfolio mix.

Non-Interest Income. Third quarter non-interest income increased year-over-year by $1.1 million, or 25%, to $5.7 million. There were increases of 15% or more in all major income categories, reflecting business growth as well as pricing adjustments to existing products and services. The three largest increases were customer service fees, payments processing income, and mortgage banking income.

Year to date non-interest income similarly increased year-over-year by $2.3 million, or 17%, to $15.8 million, due primarily to growth in the same three categories as above. Customer service fees increased $1.0 million, or 37%, to $3.7 million, primarily resulting from the introduction of maintenance fees on health savings accounts. Payments processing income increased $524 thousand, or 9%, to $6.7 million, and included $230 thousand in one-time fees from a payments processing contract termination as well as general increases in payments processing activity. Mortgage banking income increased $688 thousand, or 230%, to $987 thousand. An $831 thousand decrease in the category of other non-interest income was partially due to the $250 thousand gain on the sale of the direct merchant portfolio in 2025, as well as decreases in debit card income, commercial loan fees, and swap fees. These decreases were partially offset by $619 thousand in securities losses recorded in 2025, which did not repeat in 2026.

Non-Interest Expense. Third quarter non-interest expense decreased year-over-year by $9.0 million due to the $10.0 million charge in 2025 for funding the charitable foundation. Excluding this charge, third quarter non-interest expense increased $1.0 million, or 6%, due primarily to growth in expenses related to salaries and benefits, data processing, and professional fees offset by a decrease in occupancy and equipment expense.

For the year-to-date, non-interest expense decreased year-over-year by $12.1 million. In addition to the $10.0 million charge related to the foundation, expenses in 2025 included $2.1 million in charges related to the termination of the long-term incentive plan and increased short-term incentives and retirement expenses prior to the stock offering. Excluding the above charges, non-interest expense was essentially unchanged year-over-year, totaling $57.9 million in 2026.

Nine month salaries and employee benefits expense increased $114 thousand to $30.4 million. Excluding the incentive and retirement expenses in 2025 noted above, salaries and employee benefits expense increased $2.2 million, or 8%. Equity compensation awards were made in September and October 2026 following approval of the compensation plan by stockholders in September. Expense recognition for these awards will be recorded over the vesting terms.

Nine month occupancy and equipment and data processing expense together decreased in total by $839 thousand. These costs in 2025 included a new on-line banking platform and licensing costs, and $379 thousand in contract termination expenses. Payments processing expense decreased by $1.1 million, primarily due to the impact of the sale of the direct merchant portfolio. Professional fees increased $1.5 million primarily due to the engagement in 2026 of a third-party to implement a process improvement program. Deposit insurance expense decreased $1.1 million due to lower assessment rates.

Income Tax Expense. The Company recorded 2026 income tax expense of $3.0 million in the third quarter and $7.5 million in the first nine months of the year. The effective tax rate was 26% for the first nine months of 2026. Income taxes were a benefit in 2025 due to the losses recorded in the third quarter and for the first nine months of the year.

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

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period, and are reported in the statements of cash flows in our consolidated financial statements. Total cash and short-term investments decreased from elevated levels following the stock offering, declining to $60 million from $145 million for the year-to-date.

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

The following table shows current borrowings and unused liquidity capacity from various sources at the dates indicated. Borrowing capacity increased $46 million while the level of borrowings outstanding decreased with funds from excess short-term investments and deposit growth.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Outstanding	Borrowing Capacity	Outstanding	Borrowing Capacity
Federal Home Loan Bank borrowings	$110,000	$726,587	$260,000	$683,395
Federal Reserve Bank of Boston	—	328,313	—	325,858
Lines of credit with correspondent banks	—	25,000	—	25,000
Subordinated debt	27,914	—	27,815	—
Brokered deposits	22,896	—	—	—
Totals	$160,810	$1,079,900	$287,815	$1,034,253

Avidia Bancorp, Inc. is a separate legal entity from Avidia Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Avidia Bank. The amount of dividends that Avidia Bank may declare and pay to the Company is subject to regulation. At September 30, 2026, Avidia Bancorp, Inc. had liquid assets of $70 million on a stand-alone, unconsolidated basis, compared to $76 million at year-end 2025. In early 2026, the Company initiated quarterly cash dividends totaling approximately $1.2 million per quarter. Additionally, the Company repurchased $24 million in common stock under its $30 million repurchase authorization. For the nine months ended September 30, 2026, Avidia Bank also paid $7 million in dividends to Avidia Bancorp.

Capital Resources. At September 30, 2026, Avidia Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization. For additional information, including tabular financial information regarding Avidia Bank’s capital levels relative to the requirements for well-capitalized status, see Note 11 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. We anticipate that we will have sufficient funds available to meet our current lending commitments. For additional information, see Note 10 of the notes to consolidated financial statements.

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

Interest Rate Derivatives. We employ various financial risk methodologies that limit, or “hedge,” the adverse effects of increasing or decreasing market interest rates on our investment or loan portfolio and short-term liabilities, such as Federal Home Loan Bank advances. At September 30, 2026, we had interest rate swaps related to Federal Home Loan Bank advances and investments with a notional amount of $85 million. At September 30, 2026, we had an interest rate cap related to Federal Home Loan Bank advances with a notional amount of $25 million. We also engage in hedging strategies with respect to arrangements where our commercial banking customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. At September 30, 2026, we had interest rate swaps related to customer loans of a notional amount of $103 million. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. For additional information regarding these activities, see Note 6 of the notes to consolidated financial statements.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company's board of directors.

September 30, 2026
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$96,518	(10.0)%
300	99,045	(7.6)
200	101,552	(5.3)
100	104,533	(2.5)
Level	107,220	—
(100)	108,185	0.9
(200)	108,698	1.4
(300)	108,518	1.2

(1) Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at September 30, 2026, we would have experienced a 5.3% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.4% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company's board of directors.

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

The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company's board of directors.

September 30, 2026
				EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(Decrease) (basis points)
(Dollars in thousands)
400	$637,433	$(80,687)	(11.2)%	26.1%	(64)
300	656,809	(61,311)	(8.5)	26.3	(44)
200	675,564	(42,556)	(5.9)	26.4	(30)
100	700,616	(17,504)	(2.4)	26.7	(2)
Level	718,120	—	—	26.7	—
(100)	722,308	4,188	0.6	26.3	(43)
(200)	714,661	(3,459)	(0.5)	25.5	(122)
(300)	694,681	(23,439)	(3.3)	24.3	(240)

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

The table above indicates that at September 30, 2026, we would have experienced a 5.9% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.5% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Similar to net interest income, the Company’s main sensitivity of economic value of equity is a negative sensitivity to a rise in interest rates. This sensitivity has diminished over the first nine months of 2026.

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company's board of directors.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting. During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2026	—	$—	—	—
August 1-31, 2026	490,748	22.02	490,748	898,141
September 1-30, 2026	588,303	22.02	588,303	309,838
Total	1,079,051	$22.02	1,079,051	309,838

On August 4, 2026 the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $30 million through July 31, 2027. This would result in the repurchase of approximately 7.1% of then outstanding shares based on an assumed repurchase price of $21.00 per share. The maximum number of shares that may be purchased under this program has been estimated based on the September 30, 2026 closing price per share of Company common stock of $21.60.

On November 3, 2026, the Company completed this repurchase program, bringing the total repurchases under the program to 1,355,565 shares. No authorization remained available under the program following these purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Avidia Bancorp, Inc. (1)
3.2	Bylaws of Avidia Bancorp, Inc. (2)
10.1	Avidia Bancorp, Inc. 2026 Equity Plan (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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
(3)
Incorporated by reference to Appendix A to Definitive Proxy Statement (Commission File No. 001-42775), filed on August 7, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIDIA BANCORP, INC.

Date: November 12, 2026	/s/ Robert D. Cozzone
Robert D. Cozzone
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 12, 2026	/s/ Jonathan Nelson
Jonathan Nelson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)